Form 10-K
period 2021-12-30
MARCUS CORP
filed 2022-03-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of July 1, 2021 was approximately $499,866,526. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding at March 1, 2022 – 24,317,694
Class B common stock outstanding at March 1, 2022 – 7,110,875
Portions of the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects of the COVID-19 pandemic on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the duration of the COVID-19 pandemic and related government restrictions and the level of customer demand following the relaxation of such requirements; (3) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (particularly following the COVID-19 pandemic, during which the release dates for certain motion pictures have been postponed), as well as other industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets, including but not limited to, those caused by the COVID-19 pandemic; (5) the effects of adverse economic conditions, including but not limited to, those caused by the COVID-19 pandemic, on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the COVID-19 pandemic and the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics (such as the COVID-19 pandemic); and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including developments related to the COVID-19 pandemic, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information, including assumptions about our ability to manage difficulties associated with or related to the COVID-19 pandemic; the assumption that our theatre closures, hotel closures and restaurant closures are not expected to be permanent or to re-occur; the continued availability of our workforce; and the temporary and long-term effects of the COVID-19 pandemic on our business. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1.    Business.
General
We are engaged primarily in two business segments: movie theatres and hotels and resorts.
As of December 30, 2021, our theatre operations included 85 movie theatres with 1,064 screens throughout 17 states (Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia). We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.

As of December 30, 2021, our hotels and resorts operations included eight wholly-owned or majority-owned and operated hotels and resorts in Wisconsin, Illinois, Nebraska and Oklahoma. We also managed 11 hotels, resorts and other properties for third parties in Wisconsin, California, Minnesota, Nevada, Nebraska, Illinois, Iowa, Pennsylvania and Texas. As of December 30, 2021, we owned or managed approximately 5,400 hotel and resort rooms.
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
Strategic Plans
Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Theatre Operations
At the end of fiscal 2021, we owned or operated 85 movie theatre locations with a total of 1,064 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. We averaged 12.5 screens per location at the end of fiscal 2021, compared to 12.3 screens per location at the end of fiscal 2020 and 12.2 screens per location at the end of fiscal 2019. Our 85 company-owned facilities include 50 megaplex theatres (12 or more screens), representing approximately 70% of our total screens, 34 multiplex theatres (two to 11 screens) and one single-screen theatre.
We invested approximately $379 million, excluding acquisitions, to further enhance the movie-going experience and amenities in new and existing theatres over the last eight-plus years. These investments include:
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
The COVID-19 pandemic resulted in another challenging year for all theatre operators. A number of theatre operators have filed for bankruptcy relief and many others continue to face difficult financial circumstances. Although we will prioritize our own finances, we will continue to consider potential acquisitions as well as consider management agreements which may possibly lead to opportunities to own. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.

DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. Initially, 12 of the 22 acquired Movie Tavern theatres had recliner seating. We added DreamLounger recliner seats to four additional existing Movie Tavern theatres during fiscal 2019, as well as one Marcus Wehrenberg® theatre and one newly built Movie Tavern theatre. We completed the addition of DreamLounger recliner seats at two additional Movie Tavern locations during fiscal 2020 and added DreamLounger recliner seats to one Marcus Wehrenberg theatre in fiscal 2021. As of December 30, 2021, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 78% of our theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 30, 2021, we offered our DreamLounger recliner seating in approximately 81% of our screens, a percentage we believe to be the highest among the largest theatre chains in the nation.
UltraScreen DLX® and SuperScreen DLX® (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept over 20 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. During fiscal 2019, we opened one new UltraScreen DLX at an existing Marcus Wehrenberg theatre and converted one existing screen into an UltraScreen DLX auditorium at a Movie Tavern by Marcus theatre. During fiscal 2019, we also converted 28 existing screens at 15 Movie Tavern by Marcus theatres and two existing screens at one Marcus Wehrenberg theatre to SuperScreen DLX and opened one new SuperScreen DLX auditorium at a newly built Movie Tavern by Marcus theatre. During fiscal 2020, we converted two existing screens at two Movie Tavern by Marcus theatres and one existing screen at one Marcus Wehrenberg theatre to SuperScreen DLX auditoriums. Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. As of December 30, 2021, we had 31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 85 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) and three IMAX® PLF screens at 66 of our theatre locations. As of December 30, 2021, we offered at least one PLF screen in approximately 78% of our theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We continue to evaluate opportunities to convert additional existing screens to SuperScreen DLX auditoriums.
Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:
•Take FiveSM Lounge, Take Five Express and The Tavern – These full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We also offer full liquor service through the concession stand at two theatres. We acquired 22 new bars, known as The Tavern, in conjunction with our Movie Tavern acquisition and opened an additional Tavern at our new Brookfield, Wisconsin Movie Tavern by Marcus theatre in fiscal 2019. We closed three Movie Tavern by Marcus theatres in fiscal 2020 and fiscal 2021. As of December 30, 2021, we offered bars/full liquor service at 49 theatres, representing approximately 58% of our theatres. We are currently evaluating opportunities to add bar service to additional locations.
•Zaffiro’s® Express – These outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened one new Zaffiro’s Express outlet during fiscal 2019 at our new Movie Tavern by Marcus location in Brookfield, Wisconsin, and our number of theatres with this concept totaled 29 as of December 30, 2021, representing approximately 45% of our theatres (excluding our in-theatre dining Movie Tavern theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
•Reel Sizzle® – This signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. Our new Movie Tavern by Marcus in Brookfield, Wisconsin includes a Real Sizzle. We added one Reel Sizzle outlet in fiscal 2021 to a Marcus Wehrenberg theatre that underwent a complete renovation. As of December 30, 2021, we operated nine Reel Sizzle outlets.
•Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and three of the Marcus Wehrenberg theatres offer in-lobby dining concepts sold through the concession stand. In addition, we have one Mexican food concept at one theatre, and we are considering expanding this new concept in the future. Including these additional concepts, as of December 30, 2021, we offered one or more in-lobby dining concepts in 39 theatres, representing approximately 60% of our theatres (excluding our in-theatre dining Movie Tavern theatres).
•In-theatre dining – As of December 30, 2021, we offered in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres and a total of 229 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlexSM and Movie Tavern by Marcus, representing approximately 34% of our theatres.
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
In response to the COVID-19 pandemic, we introduced Marcus Private Cinema (“MPC”) in the fourth quarter of fiscal 2020. Under this program, a guest may purchase an entire auditorium for a fixed charge, ranging from $99 to $275 (depending upon the film and number of weeks it has been in theatres). Early on, sales attributable to our MPC program exceeded expectations, offsetting reduced traditional attendance. As new film content became available and as vaccines were rolled out and theatre comfort level improved, the demand for these dedicated shows has slowed. At its peak during the majority of the weeks during our fiscal 2021 first quarter, we averaged over 1,500 MPC events per week, accounting for approximately 21% of our admission revenues during those weeks.
We offer what we believe to be a best-in-class customer loyalty program called Magical Movie RewardsSM. We currently have approximately 4.4 million members enrolled in the program. Approximately 41% of all box office transactions and 40% of total transactions in our theatres during fiscal 2021 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results. The acquired Movie Tavern theatres did not offer a loyalty program to their customers. We introduced our Magical Movie Rewards program to these theatres during the second quarter of fiscal 2019.
We have recently enhanced our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application, and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application, including our recently opened Movie Tavern location in Brookfield, Wisconsin, in fiscal 2019 and expanded this feature to all of our theatres in fiscal 2020. We have continued to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.

The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday and weekend alternate programming at many of our theatres across our circuit. This special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.
Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Blockbusters have historically accounted for a significant portion of our total admission revenues – in the years before the COVID-19 pandemic, our top 15 performing films accounted for 48% of our fiscal 2019 total admission revenues and 42% of our fiscal 2018 total admission revenues. With fewer films released during fiscal 2021 due to the pandemic, our top 15 films accounted for 55% of our fiscal 2021 total admission revenues.
We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.
We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, safe, attractive and contemporary theatre environments. All of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our screens. Computerized box offices permit all of our movie theatres to sell tickets in advance and all of our theatres offer reserved seating. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We have an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller, or directly through our website or app.
We have a master license agreement with a subsidiary of Cinedigm Digital Cinema Corp. to deploy digital cinema systems in the majority of our theatre locations. Under the terms of the agreement, Cinedigm’s subsidiary purchased the digital projection systems and licensed them to us under a long-term arrangement. The costs to deploy this new technology are being covered primarily through the payment of virtual print fees from studios to our selected implementation company, Cinedigm. Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 30, 2021, we had the ability to offer digital 3D presentations in 353, or approximately 34%, of our screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.
We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drink dispensers and grab-and-go candy, frozen treat and bottled drink kiosks to many of our theatres. In recent years, we have added signature cocktail and dining concepts as described above. The response to our new food and beverage offerings has been very positive, and we have plans to continue to expand these food and beverage concepts at additional locations in the future.
We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our current advertising providers, Screenvision and National CineMedia). We also obtain ancillary revenues from corporate and group meeting sales, sponsorships, internet surcharge fees and alternate auditorium uses. We continue to pursue additional strategies to increase our ancillary revenue sources, including the addition of a new post transaction click-through advertising agreement with Rokt during fiscal 2021.

We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.
Hotels and Resorts Operations
Owned and Operated Hotels and Resorts
The Pfister® Hotel
We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), the exclusive Pfister VIP Club Lounge, two restaurants (including our signature restaurant, Mason Street Grill), three cocktail lounges, a state-of-the-art WELL Spa® + Salon, a high-tech executive boardroom, high-end retail space leased to tenants and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities, including one of the largest ballrooms in the Milwaukee metropolitan area. In 2021, The Pfister Hotel earned its 45th consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. Also in 2021, The Pfister was recognized for the third year in a row as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards. The Pfister was also recognized as the number one downtown Milwaukee hotel by U.S. News & World Report in 2021. The Pfister currently holds the TripAdvisor® Travelers’ Choice distinction and is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America.
The Hilton Milwaukee City Center
We own and operate the 729-room Hilton Milwaukee City Center. The hotel has two cocktail lounges, three restaurants (including our first Miller Time® Pub & Grill), and an 870-car parking ramp. Directly connected to the Wisconsin Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In 2020, the Hilton Milwaukee City Center was recognized by Meetings Today as the Best of MidAmerica winner.
Hilton Madison Monona Terrace
We own and operate the 240-room Hilton Madison Monona Terrace in Madison, Wisconsin. The Hilton Madison Monona Terrace is connected by a climate-controlled skywalk to the Platinum LEEDS and GBAC certified Monona Terrace Community and Convention Center offering over 250,000 square feet of meeting space. The hotel has six meeting rooms totaling 6,000 square feet, an indoor swimming pool and a fitness center. Audrey Kitchen + Bar offers all day dining and the lobby bar also offers food service daily. The Hilton Madison Monona Terrace was awarded the TripAdvisor® Travelers’ Choice distinction in 2021. A major renovation of this hotel was completed in 2019, including common areas and guestrooms.
The Grand Geneva® Resort & Spa
We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This destination resort is located on 1,300 acres and includes 356 guest rooms, 29 studio, one, two and three bedroom villas, the exclusive Geneva Club Lounge, over 60,000 square feet of banquet, meeting and exhibit space, including 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a state-of-the-art WELL Spa + Salon and fitness complex, horse stables and an on-site airport. In 2021, Grand Geneva Resort & Spa earned its 24th consecutive AAA Four Diamond Award from the American Automobile Association. The resort was also recognized as one of the top resorts in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards, named as one of Travel & Leisure’s World’s Best in the Midwest and named among the Best Resorts in Wisconsin by U.S. News & World Report. The resort currently holds the TripAdvisor® Travelers’ Choice distinction and was named to the TripAdvisor® Award of Excellence Hall of Fame.
The Skirvin Hilton
We are the principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, the oldest hotel in Oklahoma. This historic hotel has 225 rooms, including 20 one-bedroom suites and one Presidential Suite.

The Skirvin Hilton has a restaurant, lounge, fitness center, indoor swimming pool, business center and approximately 18,500 square feet of meeting space. In 2021, The Skirvin Hilton earned its 14th consecutive AAA Four Diamond Award from the American Automobile Association, was named Best Hotel in Oklahoma City by readers of The Oklahoman, Best Historic Hotel in the 200-400 rooms category by Historic Hotels of America, and named among the 2021 Top 20 Hotels in the Midwest by the Condé Nast Traveler’s Readers’ Choice Awards. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction. Our equity interest in this hotel is 60%.
AC Hotel Chicago Downtown
Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Located in the heart of Chicago’s Magnificent Mile district for shopping, dining and entertainment, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, and the AC Kitchen, serving a European-inspired breakfast menu. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. Our SafeHouse® Chicago (temporarily closed) is in space connected to this hotel and the hotel has additional space available to lease.
The Lincoln Marriott Cornhusker Hotel
We own and operate The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. The Lincoln Marriott Cornhusker Hotel is a 297 room, full service hotel with 45,600 square feet of meeting space and a Miller Time Pub & Grill. We also own the Cornhusker Office Plaza, which is a seven story building with a total of 85,592 square feet of net leasable office space connected to the hotel by a three story atrium that is used for local events and exhibits. The hotel was named #18 of the Top 20 Hotels in the Midwest by Condé Nast Traveler’s Readers’ Choice Awards in 2021.
Saint Kate® – The Arts Hotel
Located in the heart of Milwaukee’s theatre and entertainment district, Saint Kate – The Arts Hotel features 219 art-inspired guestrooms, 13,000 square feet of flexible meeting space, 11 event rooms and three restaurants, as well as two bars and lounge areas. The hotel also includes a theatre with programming that features lectures, classes and musical, dance and theatrical performances, a world-class gallery space, and other event spaces that host rotating exhibitions, screenings, workshops and more. In 2021, Saint Kate – The Arts Hotel earned the AAA Four Diamond Award from the American Automobile Association. Also in 2021 Saint Kate – The Arts Hotel was recognized for the second year in a row as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards. In 2019, Saint Kate – The Arts Hotel was named Top 10 Best New Hotels by USA Today 10 Best Readers’ Choice Awards.
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
We manage the Hyatt Regency Schaumburg in Schaumburg, Illinois, which was renovated in 2019. Hyatt Regency Schaumburg is conveniently located approximately 15 miles from Chicago O’Hare International Airport and 30 miles from downtown Chicago and is near some of Chicagoland’s most popular attractions and energetic business hubs. The Hyatt Regency Schaumburg was named among the 2021 Top 20 Hotels in the Midwest by the Condé Nast Traveler’s Readers’ Choice Awards. This 468-room hotel has more than 30,000 square feet of indoor and outdoor meeting and event space and versatile venues such as a 3,100 square foot terrace. The hotel and its event venues feature the latest audiovisual and state-of-the-art technology, innovative on-site catering and complimentary parking for guests.
During fiscal 2021 we managed The DoubleTree by Hilton El Paso Downtown, which is the only full-service Hilton located in downtown El Paso. Our 200 well-appointed rooms are in the heart of the museum district and steps from the convention center. The hotel features a newly renovated rooftop pool terrace along with 8,500 square feet of meeting space. We ceased management of this hotel effective February 28, 2022.

During fiscal 2021 we managed the Courtyard by Marriott El Paso Downtown/Convention Center, which opened in August of 2018. The Courtyard by Marriott El Paso Downtown/Convention Center is centrally located in the heart of downtown El Paso. The hotel has 151 guest rooms, two meeting rooms, an outdoor terrace, stylish décor and a rooftop pool. We ceased management of this hotel effective February 28, 2022.
We manage The Garland hotel in North Hollywood, California. The Garland hotel features 257 recently renovated guest rooms and suites, over 23,000 square feet of meeting and event space - including a 130-seat theater, newly renovated ballroom, and an outdoor event venue ideal for weddings, a well-equipped fitness center, an outdoor swimming pool with two hot tubs, and a successful on-site restaurant, The Front Yard. The mission-style hotel is located on seven acres near Universal Studios Hollywood and serves as a preferred hotel for the theme park. The Garland has held the TripAdvisor® Travelers’ Choice Award for seven consecutive years. In 2021, The Garland was recognized as a top hotel in Los Angeles in the Condé Nast Traveler’s Readers’ Choice Awards for the seventh year in a row as well as a Top 10 Hotel in Greater Los Angeles as ranked by the 2020 Travel + Leisure World’s Best Awards for the second consecutive year.
We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. The hotel offers 257 rooms, 9,200 square feet of meeting space, an indoor swimming pool and a fitness center. With a full renovation completed in 2018, this hotel has a contemporary feel and has been a service leader within the industry with recent awards including AAA Best Housekeeping 2021 and TripAdvisor Travelers’ Choice in 2021.
We manage the Omaha Marriott Downtown at The Capitol District hotel. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha, Nebraska. The development also includes 218 luxury residential apartments, office space, a parking garage and retail space for restaurants, shops and entertainment. It also features a plaza for events and concerts. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction and is ranked the #1 hotel in Omaha by both TripAdvisor® and a top finalist for Best of Omaha. Marriott International recognized this property as Hotel of the Year, Classic Premium for the 2019 year. In 2021, The Omaha Marriott Downtown was awarded the prestigious Omaha Metropolitan Area Tourism Award for “Best Hotel” by Visit Omaha, as well as The Reader’s Choice for “Best Hotel.”
In August 2021, we assumed management of the newly transitioned Hyatt Regency Coralville Hotel & Conference Center in Coralville, Iowa. The 286-room hotel is the anchor for the thriving Iowa River Landing District, which is home to many local shops, restaurants and upscale residential condos as well as the Xtream Arena and Green State Fieldhouse. Iowa River Landing is located just a few miles from University of Iowa and brings in activity for college athletics, as well as events. The hotel’s conference center includes approximately 58,000 square feet of event space including two ballrooms, two outdoor terraces, an exhibit hall, and breakout meeting rooms to accommodate many types of events.
In December 2021, we assumed management of the 248-room Kimpton Hotel Monaco Pittsburgh. This hotel is our first full-service hotel in Pennsylvania and the first Kimpton in the Hotel and Resorts Division’s portfolio. The hotel also includes approximately 11,300 square feet of meeting space, The Commoner full-service restaurant and a seasonal rooftop beer garden. We own a 10% minority equity interest in this hotel.
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
We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-

smoking hotel also has a lounge, an indoor-outdoor heated pool and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction. We own 16 previously unsold condominium units at the Platinum Hotel & Spa.
We own the SafeHouse in Milwaukee, Wisconsin after purchasing it in 2015. SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for over 55 years. We opened a new SafeHouse location in Chicago, Illinois in 2017 and also opened the EscapeHouse Chicago, a complimentary business capitalizing on the popularity of cooperative team escape games. SafeHouse Chicago and the EscapeHouse Chicago were closed during 2021 due to the impact of the pandemic, but are expected to be reopened in 2022.
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
Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark and Regal Cinemas, as well as with a wide array of smaller first-run exhibitors. Movie exhibitors also faced increased competition during the pandemic from a number of other movie exhibition delivery systems, such as streaming services, premium video-on-demand (PVOD), digital downloads, video-on-demand, pay-per-view television, DVDs and network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income.
While the COVID-19 pandemic continues to have a significant impact on our industry, customer confidence surveys improved during fiscal 2021 as compared to fiscal 2020. As an industry, we continue to promote “The Big Screen is Back” campaign that was launched at the end April 2021 by the National Association of Theatre Owners and the Motion Picture Association of America in an effort of welcoming and encouraging Americans back to the theatre.
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
Human Capital
As of December 30, 2021, we had approximately 7,500 employees, approximately 61% of whom were employed on a variable or part-time basis. A number of our associates at The Pfister Hotel and the Hilton Milwaukee City Center are covered by collective bargaining agreements that expired on February 14, 2022 and February 29, 2022 which are currently being negotiated, and collective bargaining agreements that expire on May 31, 2022 and December 31, 2022. As of the end of fiscal 2021, approximately 9% of our employees were covered by collective bargaining agreements, of which approximately 98% were covered by an agreement that will expire before December 31, 2022.
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
During fiscal 2020 and 2021, in response to the COVID-19 pandemic, we implemented heightened safety protocols and new procedures to protect our employees and our customers. These protocols included complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including portions of our workforce working remotely when appropriate.
Website Information and Other Access to Corporate Documents
Our corporate website is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available free of charge on this website as soon as practicable after they have been filed with the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available free of charge on our website. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 100 East Wisconsin Avenue, Suite 1900, Milwaukee, Wisconsin 53202-4125.
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
As a result of these measures, we temporarily closed all of our theatres on March 17, 2020. In late August 2020, we reopened approximately 80% of our theatres, but subsequently reclosed multiple theatres due to the lack of available films and new local and state restrictions. As of December 31, 2020, approximately 52% of our theatres were reopened, but seating capacity at our reopened theatres was reduced in response to COVID-19. As state and local governments eased restrictions in several of our markets and several new films were released by movie studios, we gradually reopened theatres during the first and second quarters of fiscal 2021 and ended fiscal 2021 with all of our theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. During fiscal 2021, all of our reopened theatres operated at significantly reduced attendance levels compared to pre-COVID-19 pandemic years due to customer concerns related to COVID-19 and a reduction in the number of new films released.
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
Although we do not believe it will be necessary to reclose or further reduce operating levels at our theatres and hotels, we cannot predict when the effects of the COVID-19 pandemic will fully subside, the effect of the Delta or Omicron variants (or any subsequent variants) on government guidance or consumer behavior, or when our businesses will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
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
Furthermore, the effects of the pandemic on our businesses could be long-lasting and could continue to have material adverse effects on our businesses, results of operations, liquidity, cash flows and financial condition, and may materially adversely impact our ability to operate our businesses on the same terms as prior to the pandemic. Significant impacts on our businesses caused by the COVID-19 pandemic have and may include, among others:
•Lack of availability of films in the short- or long-term, including as a result of (i) major film distributors releasing scheduled films on alternative channels or (ii) disruptions of film production;
•Decreased attendance at our theatres, including due to (i) continued safety and health concerns or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
•Reduced travel from our various leisure, business transient and group business customers;
•Cancellation of major events that were expected to benefit our hotels and resorts division;
•Our inability to continue to negotiate favorable terms with our landlords in respect of those properties we lease;
•Our inability to service increasing customer counts in both theatres and hotels and resorts due to the current labor shortage that has arisen as a result of the pandemic;
•Increased labor costs due to the current labor shortage that has arisen as a result of the pandemic;
•Increased supply chain disruptions and higher costs for certain products, supplies, and services;
•Increased risks related to employee matters, including increased employment litigation and claims relating to terminations or furloughs caused by previous theatre and hotel closures;
•Reductions, suspensions and delays to planned operating and capital expenditures which could result in difficulty obtaining certain growth objectives determined prior to COVID-19;
•Our temporary curtailment of certain investments and growth opportunities;
•Potential impairment charges;
•Our inability to generate significant cash flow from operations if our theatres and/or hotels and resorts continue to experience demand at levels significantly lower than historical levels, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;
•Our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;
•Our inability to effectively meet our short- and long-term obligations; and
•Our inability to service our existing and future indebtedness.
Additionally, although we have sought and obtained, and intend to continue to seek, available benefits under the Coronavirus Response and Consolidated Appropriations Act, or any subsequent governmental relief bills, we cannot predict the manner in which any additional benefits under the Coronavirus Response and Consolidated Appropriations Act, or any subsequent governmental relief bills, will be allocated or administered and we cannot provide assurances that we will be able to access such benefits in a timely manner or at all. We also cannot assure that potential benefits under the Coronavirus Response and Consolidated Appropriations Act will not be amended or eliminated under any subsequent governmental actions. Accessing these benefits and our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.

The duration of the COVID-19 pandemic and related government directives and the level of customer demand following the relaxation of such requirements may materially adversely affect our financial results and condition.
As noted above, due to the COVID-19 pandemic, our operations at our theatres and hotels and resorts were significantly restricted or suspended for certain periods during fiscal 2020 and 2021. While we have generally resumed normal operations at our theatres and hotels and resorts, there is continued uncertainty as to the pace of reaching full capacity and our financial performance. Because we operate in several different jurisdictions, government directives related to customer behavior and our operations may vary within our theatres and hotels and resorts. Fears and concerns regarding the COVID-19 pandemic could cause our customers to avoid assembling in public spaces for some time despite the relaxation or removal of government directives that had been in place. We would have no control over and cannot predict the length of any future required closure of or restrictions on our theatres and hotels and resorts due to the COVID-19 pandemic. If we are unable to generate revenues due to a future prolonged period of closure or do not experience significant increases in our businesses volumes at our reopened theatres and hotels and resorts, this would negatively impact our ability to remain in compliance with our debt covenants and meet our payment obligations. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts. If we are not successful in such efforts, our lenders could declare a default and require immediate repayment of amounts owing under our Credit Agreement and senior notes, which could have a material adverse effect on our ability to operate our business. Additionally, we could seek additional liquidity through the issuance of new debt or equity. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control, and we may be unable to obtain such additional financing on acceptable terms or at all.
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
Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is released to other channels, including streaming services, video on-demand (“VOD”) and DVD, has decreased from approximately six months to approximately 45 days and in some more limited instances, films have been immediately released to such alternative channels without any theatrical release. In the past, more than one studio has discussed their interest in creating a new, shorter premium VOD (“PVOD”) window and in one case, an agreement was reached between a studio and several large exhibitors, including ourselves, that includes a 17-day PVOD window for certain films and a 31-day PVOD window for certain more successful films. In addition, during 2021 some studios released films theatrically and on their proprietary streaming services on the same day and date. Although other studios have not taken this approach and several have reaffirmed their commitment to an exclusive theatrical distribution window for 2022 film releases, we can provide no assurance that these release windows, which are determined by the film studios and are subject to negotiation and acceptance by exhibitors, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.
Piracy of motion pictures is prevalent in many parts of the world. Technological advances allowing the unauthorized dissemination of motion pictures increase the threat of piracy by making it easier to create, transmit and distribute high quality unauthorized copies of such motion pictures. The day and date release of films to studios' proprietary streaming services has shortened the timing for availability of high quality unauthorized copies of such motion pictures. The proliferation of unauthorized copies and piracy of motion pictures may have an adverse effect on our movie theatre business and results of operations.

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
Changes in the availability of and the cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including wages and benefits (which are two of our most significant costs) including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic. A constrained labor market may result in increasing levels of employee turnover, making it increasingly difficult to locate and hire sufficient numbers of employees and to train employees to deliver a consistently high-quality customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for theatres and hotels and resorts positions, including due to concerns around COVID-19 and other factors, which could decrease the pool of available qualified talent for key functions. Labor shortages may also result in an increased use of contractors to perform certain operations and may result in higher costs. Such labor shortages could be further exacerbated by expanded COVID-19 vaccination requirements.
Supply chain disruptions may negatively impact our operating results.
We rely on a limited number of suppliers for certain products, supplies and services. Shortages, delays, or interruptions in the availability of food and beverage items and other supplies to our theatres and restaurants may be caused by adverse weather conditions; natural disasters; governmental regulation; recalls; commodity availability; seasonality; public health crises or pandemics; labor issues or other operational disruptions; the inability of our suppliers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality, and cost of the items we buy and the operations of our business. Supply chain risk could increase our costs and limit the availability of products that are critical to our operations.
During the recovery from the impacts of the COVID-19 pandemic, we have, with regard to certain items, experienced difficulties in maintaining a consistent supply, seen delays in production and deliveries, been required to identify alternative suppliers, and suspended sales regionally or entirely. We expect these issues to continue for the foreseeable future and plan to minimize the impact by focusing on the supply of those items with the greatest impact on our sales and operations.
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
Downturns or adverse economic conditions affecting the United States economy generally, and particularly downturns or adverse economic conditions in the Midwest and in our other markets, adversely affect our results of operations, particularly with respect to our hotels and resorts division. Poor economic conditions, including those resulting from the COVID-19 pandemic, can significantly adversely affect the demand of business and group travel customers, which have historically been among the largest customer segments for our hotels and resorts division. Specific economic conditions that may directly impact travel, including financial instability of air carriers and increases in gas and other fuel prices, may adversely affect our results of operations. Additionally, although our theatre business has historically performed well during economic downturns as consumers seek less expensive forms of out-of-home entertainment, a significant reduction in consumer confidence or disposable income in general may temporarily affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, may adversely affect our results of operations.
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
Conversion of the Convertible Notes would dilute the ownership interest of existing stockholders, or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
We are subject to counterparty risk with respect to the Convertible Notes Capped Call Transactions.
The Capped Call Counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such Capped Call Counterparties may default under the Capped Call Transactions. Our exposure to the credit risk of the Capped Call Counterparties will not be secured by any collateral. If any Capped Call Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by the Capped Call Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of any Capped Call Counterparty.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We own the real estate of a substantial portion of our facilities, including, as of December 30, 2021, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, Saint Kate – The Arts Hotel, The Lincoln Marriott Cornhusker Hotel, The Skirvin Hilton (majority ownership), and the majority of our theatres. We lease the remainder of our facilities. As of December 30, 2021, we also managed one hotel for a joint venture in which we have a minority interest and 10 hotels, resorts and other properties that are owned by a third party. Additionally, we own surplus land and several former operating properties. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.
Our owned, leased and managed properties are summarized, as of December 30, 2021, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties
Theatres:
Movie Theatres	85	48	37	—	—
Family Entertainment Center	1	1	—	—	—
Hotels and Resorts:
Hotels	17	6	1	1	9
Resorts	1	1	—	—	—
Other Properties(3)	3	—	2	—	1
Total	107	56	40	1	10
(1)Four of the movie theatres are on land leased from unrelated parties. One of the hotels is owned by a joint venture in which we are the principal equity partner (60%).
(2)The 37 theatres leased from unrelated parties have a total of 400 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party. All 19 remaining Movie Tavern theatres acquired in February 2019 are leased from unrelated parties.
(3)Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida for which we provide hospitality management services and two SafeHouse restaurants located in Milwaukee, Wisconsin and Chicago, Illinois, both of which we lease from an unrelated party and which are managed by our hotels and resorts division.
Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.
All of our operating property leases expire on various dates after the end of fiscal 2022 (assuming we exercise all of our renewal and extension options).
Item 3.    Legal Proceedings.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	86
Gregory S. Marcus	President and Chief Executive Officer	57
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary	61
Douglas A. Neis	Executive Vice President and Chief Financial Officer	63
Rolando B. Rodriguez	Executive Vice President of The Marcus Corporation and Chairman, President and Chief Executive Officer of Marcus Theatres Corporation	62
Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 60 years.
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
Douglas A. Neis joined our company in February 1986 as Controller of the Marcus Theatres division and in November 1987, he was promoted to Controller of Marcus Restaurants. In July 1991, Mr. Neis was appointed Vice President of Planning and Administration for Marcus Restaurants. In September 1994, Mr. Neis was also named as our Director of Technology and in September 1995 he was elected as our Corporate Controller. In September 1996, Mr. Neis was promoted to Chief Financial Officer and Treasurer. In August 2018, Mr. Neis was promoted to Executive Vice President, Chief Financial Officer and Treasurer. In October 2021, concurrently with the appointment of Chad Paris as Corporate Controller and Treasurer, Mr. Neis assumed the role of Executive Vice President and Chief Financial Officer. Mr. Neis will retire from our company effective May 15, 2022 and Mr. Paris will become Chief Financial Officer and Treasurer effective the same date.
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
(a)Stock Performance Graph
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
Set forth below is a graph comparing the annual percentage change during our last five full fiscal years in our cumulative total shareholder return (stock price appreciation on a dividend reinvested basis) of our Common Shares to the cumulative total return of: (1) a composite peer group index selected by us that we have used historically (the “old” composite peer group index), (2) the composite peer group index selected by us that we intend to use going forward (the “new” composite peer group index) and (3) companies included in the Russell 2000 Index. The old composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 35%) and a theatre index that we selected that includes AMC Entertainment Holdings, Inc. and Cinemark Holdings, Inc. (weighted 65%). The new composite peer group index is comprised of the Dow Jones U.S. Hotels Index (weighted 35%) and a theatre index that we selected that includes Cinemark Holdings, Inc. (weighted 65%). We believe that the revised composite peer group index represents an improved group of companies for making head-to-head performance comparisons in a competitive operating environment, and removes certain volatile trading dynamics unique to AMC Entertainment Holdings, Inc. that we believe are not reflective of other peers in our industries.
The indices within each composite peer group index are weighted to approximate the relative annual revenue contributions of each of our business segments to our total annual revenues over the past several fiscal years. The shareholder returns of the companies included in the Dow Jones U.S. Hotels Index and the theatre index that we selected are weighted based on each company’s relative market capitalization as of the beginning of the presented periods.

From December 29, 2016 to December 30, 2021

	12/29/16	12/28/17	12/27/18	12/26/19	12/31/20	12/30/21
The Marcus Corporation	$100.00	$87.73	$126.40	$108.96	$45.34	$60.37
Russell 2000 Index	100.00	115.13	100.24	128.12	152.94	175.87
Composite New Peer Group Index(1)	100.00	114.28	111.19	128.47	86.11	92.52
Composite Old Peer Group Index(1)	100.00	101.02	95.51	105.38	68.10	178.48
_____________________
(1)Weighted 35% for the Dow Jones U.S. Hotels Index and 65% for the Company-selected Theatre Index.
(b)Market Information
Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.
On March 1, 2022, there were 1,115 shareholders of record of our Common Stock and 36 shareholders of record of our Class B Common Stock.
(c)Stock Repurchases
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 – November 4	—	$—	—	2,657,340
November 5 – December 2	—	—	—	2,657,340
December 3 – December 31	—	—	—	2,657,340
Total	—	$—	—	2,657,340

(1)Through December 30, 2021, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 30, 2021, we had repurchased approximately 9.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.

Item 6.    Reserved.
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
Fiscal 2019 was a 52-week year, beginning on December 28, 2018 and ending on December 26, 2019. Fiscal 2020 was a 53-week year, beginning on December 27, 2019 and ending on December 31, 2020. Fiscal 2021 was a 52-week year, beginning on January 1, 2021 and ending on December 30, 2021.
Fiscal 2020 and fiscal 2021 results by quarter were significantly impacted by the COVID-19 pandemic, which began late in our fiscal 2020 first quarter and impacted our results for the remainder of fiscal 2020 and throughout fiscal 2021. Under normal conditions, our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. The quality of film product in any given quarter typically impacts the operating results in our theatre division. Our second and third fiscal quarters generally produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December impacts the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses fiscal 2021 and fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Within this MD&A amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and our customers’ reactions or responses to such actions. These actions have included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures, issuing curfews, limiting business capacity, mandating mask-wearing and/or proof of vaccination, and issuing shelter-in-place, quarantine and stay-at-home orders.
We began fiscal 2021 with approximately 52% of our theatres open. As state and local governments eased restrictions in several of our markets and movie studios released several new films, we gradually reopened theatres during the first half of fiscal 2021. We ended fiscal 2021 with all of our theatres open (excluding three theatres which were permanently closed during fiscal 2021). The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. During fiscal 2021, all of our reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released. While still below pre-COVID-19 levels, attendance has gradually improved beginning in June 2021 as the number of vaccinated individuals increased, more films were released, and customer willingness to return to movie theatres increased.
We began fiscal 2021 with all eight of our company-owned hotels and all but one of our managed hotels open. The majority of our restaurants and bars in our hotels and resorts were open during fiscal 2021, operating under applicable state and local restrictions and guidelines, and in some cases, reduced operating hours. The majority of our hotels and restaurants are generating reduced revenues as compared to prior pre-COVID-19 pandemic years, although hotel occupancy increased throughout the fiscal 2021 year. We reopened one of our two SafeHouse® restaurants and bars in June 2021.
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 86-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of December 30, 2021, we had a cash balance of $17.7 million, $221.4 million of availability under our $225.0 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.37. With our strong liquidity position, combined with the expected receipt of additional state grants, income tax refunds and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2022 and beyond, even if our properties continue to generate reduced revenues during these periods. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.
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
Early in our first quarter of fiscal 2021, we received the remaining $5.9 million of requested tax refunds from our fiscal 2019 tax return. During the first quarter of fiscal 2021, we filed income tax refund claims of $24.2 million related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. We received approximately $1.8 million of this refund in July 2021. Due to significant delays in processing refunds by the Internal Revenue Service, the remaining $22.3 million refund, plus interest, was not received until February 2022. We also generated additional income tax loss carryforwards during fiscal 2021 that will benefit future years.
During the fourth quarter of fiscal 2020 and continuing into fiscal 2021, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) or subsequent federal relief programs. We received $4.9 million of these prior year grants in January 2021. We were awarded and received an additional $1.3 million in theatre grants during the first quarter of fiscal 2021 and an additional $1.9 million in hotel grants during the third quarter of fiscal 2021. We were also awarded an additional $4.5 million in theatre grants during the fourth quarter of fiscal 2021, the majority of which was not received until January 2022. All of these grants further contributed to our current strong liquidity position.
We also continue to pursue sales of surplus real estate and other non-core real estate to further enhance our liquidity. During the first quarter of fiscal 2021, we sold an equity interest in a joint venture, generating net proceeds of approximately $4.2 million. During the third quarter of fiscal 2021, we sold several land parcels, generating additional net proceeds of approximately $4.8 million. During the fourth quarter of fiscal 2021, we sold a retail center in St. Louis, Missouri and a former budget theatre, generating additional net proceeds of approximately $12.6 million. As of December 30, 2021, we had letters of intent or contracts to sell several pieces of real estate with a total carrying value of $4.9 million. We believe we may receive total sales proceeds from real estate sales during the next 12 months totaling approximately $10 - $20 million, depending upon demand for the real estate in question.
We remain optimistic that the theatre industry is in the process of rebounding and will continue to benefit from pent-up social demand now that a greater percentage of the population is vaccinated, the majority of state and local restrictions have been lifted, and people seek togetherness with a return to normalcy. We believe the approval of vaccines for children ages 5-11 has contributed to parents feeling more comfortable to visit a movie theatre, which should bolster the market for films aimed at children and families, a genre in which we have historically performed very well. We were very encouraged by the performance of multiple films released during the second half of fiscal 2021. Following up on the success of Shang-Chi and the Legend of the Ten Rings, which was released exclusively in theatres, Disney announced that all of its remaining films for 2021 would receive an exclusive theatrical window. Sony’s Spider-Man: No Way Home, which was released in mid-December, became the best performing film since the onset of the pandemic and has generated the 3rd highest U.S. admission revenues of all time. Total theatre division revenues, expressed as a percentage of fiscal 2019 revenues, increased every quarter of fiscal 2021, increasing from 20% in the first quarter to 32% in the second quarter, 59% in the third quarter and 82% in the fourth quarter.

We still expect a return to “normalcy” to span multiple months driven by a continued increase in vaccinations and a gradual ramp-up of consumer comfort with public gatherings. The increase of first the Delta variant and subsequently the Omicron variant of the disease has resulted in changing government guidance on indoor activities in some communities, which impacted consumer comfort early in fiscal 2022. With the number of COVID-19 cases now beginning to decline, industry customer surveys indicate that consumer comfort is once again increasing. As described further below in the Theatres section, a significant number of films originally scheduled to be released during fiscal 2020 and 2021 were delayed until fiscal 2022, further increasing the quality and quantity of films that we expect to be available during future time periods.
As we expected, the primary customer for hotels during fiscal 2021 continued to come from the “drive-to leisure” market. Demand from this customer segment has exceeded our expectations. Most organizations implemented travel bans at the onset of the pandemic, only allowing essential travel. It is likely that business travel will continue to be limited in the near term, although we are beginning to experience some increases in travel from this customer segment. Total hotel division revenues, expressed as a percentage of fiscal 2019 revenues, have also increased throughout fiscal 2021, including an increase from 51% in the first quarter to 57% in second quarter, 88% in the third quarter and 82% in the fourth quarter, with the largest improvement in the third quarter coinciding with busy summer leisure travel and several demand-generating events in certain key markets. As of the date of this report, our group room revenue bookings for fiscal 2022 - commonly referred to in the hotels and resorts industry as “group pace” - is running behind where we would typically be at this same time in prior years (pre-pandemic), but group pace has improved from earlier in the fiscal year and we have experienced increased booking activity in recent months for fiscal 2022 and beyond. Banquet and catering revenue pace for fiscal 2022 is also running behind where we would typically be at this same time in prior pre-pandemic years. Increased wedding bookings have contributed to banquet and catering revenue in fiscal 2021. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.
Both of our operating divisions are experiencing challenges related to a labor shortage that has arisen as the country emerges from the pandemic. Difficulties in hiring new associates after significantly reducing staffing during the height of the COVID-19 pandemic has impacted our ability to service our increasing customer counts in both theatres and hotels and may also increase labor costs in future periods.
We cannot assure that the impact of the COVID-19 pandemic will cease to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Current Plans
Due to the impact of the COVID-19 pandemic, our aggregate cash capital expenditures, acquisitions and purchases of interests in, and contributions to, joint ventures were $19.5 million during fiscal 2021, compared to $21.4 million during fiscal 2020 and $94.2 million during fiscal 2019 (including approximately $30 million in cash consideration paid in conjunction with the Movie Tavern acquisition described below). Although we anticipate that we will continue to carefully monitor our capital expenditures during fiscal 2022, we currently estimate that cash capital expenditures will increase during fiscal 2022 to the $35 - $45 million range. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.
Our current strategic plans include the following goals and strategies:
Theatres
•Maximize and leverage our current assets in a post-pandemic world. We have invested approximately $379 million to further enhance the movie-going experience and amenities in new and existing theatres over the last eight-plus years. These investments have included:
◦DreamLoungerSM recliner seating additions. As of December 30, 2021, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 78% of our theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 30, 2021, we offered our

DreamLounger recliner seating in approximately 81% of our screens, a percentage we believe to be the highest among the largest theatre chains in the nation.
◦UltraScreen DLX® and SuperScreen DLX® (DreamLounger eXperience) conversions. As of December 30, 2021, we had a total of 120 premium large format (“PLF”) screens at 66 of our theatre locations (31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 85 SuperScreen DLX auditoriums - a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound - and three IMAX® PLF screens). As of December 30, 2021, we offered at least one PLF screen in approximately 78% of our theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience.
◦Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. As of December 30, 2021, we offered bars/full liquor service under the concepts Take FiveSM Lounge, Take Five Express and The Tavern at 49 theatres, representing approximately 58% of our theatres. As of December 30, 2021, we also offered one or more in-lobby dining concepts, including the pizza concept Zaffiro’s® Express and hamburger and other Americana fare concept Reel Sizzle®, in 39 theatres, representing approximately 60% of our theatres (excluding our in-theatre dining theatres). In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
◦In-theatre dining concepts. As of December 30, 2021, we offered in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres and a total of 229 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlexSM and Movie Tavern by Marcus, representing approximately 34% of our theatres.
During fiscal 2022 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets in a post-pandemic world. These strategies are expected to include:
◦Opportunistically expanding the number of our PLF formats described above to meet consumer demand. Our guests have shown a strong preference for viewing blockbuster films on the largest screen available. Our goal is to have multiple PLF auditoriums in as many theatres as physically and financially viable in order to provide PLF formats to our guests for more than one blockbuster film at a time.
◦Expanding and evolving our food and beverage operations described above. We will continue to test new concepts and enhance our existing concepts in order to provide further options to our guests and increase our average concession/food and beverage revenues per person. Strategies may also include expanded sports programming and other entertainment options in our signature bars.
◦Evolving and reenergizing what we believe to be our best-in-class customer loyalty program called Magical Movie RewardsSM (“MMR”). We currently have approximately 4.4 million members enrolled in the program. Approximately 41% of all box office transactions and 40% of total transactions in our theatres during fiscal 2021 were completed by registered members of the loyalty program. We believe that this program contributes to increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and, ultimately, improved operating results.
◦Modernizing pricing strategies based upon consumer demand. We currently offer a number of very successful pricing promotions, including “$5 Tuesday,” “$6 Student Thursday” and a $6 “Young-at-Heart” program for seniors on Friday afternoons. We believe these promotions have increased movie going frequency and reached a customer who may have stopped going to the movies because of price, without adversely impacting the movie-going habits of our regular weekend customers. During fiscal 2021, we introduced Marcus Private Cinema (“MPC”), a program that allows guests the opportunity to purchase an entire auditorium for up to 20 of his or her friends and family for a fixed charge. Conversely, we charge a higher ticket price for PLF screens and have recently tested higher pricing on Friday and

Saturday evenings at select locations. We expect to continue to test and implement additional pricing strategies based upon consumer demand.
◦Expanding the use of technology in all facets of our business. We have recently enhanced our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at select theatres in fiscal 2019 and expanded this feature to all of our theatres in fiscal 2020. We have continued to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices. We also believe that maximizing the use of these technology enhancements will reduce the impact of labor shortages that we and others are currently facing.
◦Exploring new lobby monetization initiatives. Lobby innovations may include, but not be limited to, unique experiential displays, video and redemption games and other interactive options for our guests.
◦Executing multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts, as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, post transaction click-through advertising, additional corporate and group sales, sponsorships and special film series.
◦Continually evaluating the financial viability of our existing assets. During fiscal 2021, we made the decision to not reopen three theatres that had previously closed due to the COVID-19 pandemic, consisting of one former budget-oriented theatre and two Movie Tavern theatres with leases that were expiring within the next year.
◦Regularly upgrading and remodeling our theatres to keep them fresh. To maintain our existing theatres and accomplish the strategies noted above and below, we currently anticipate that our fiscal 2022 capital expenditures in this division will total approximately $15 - $20 million.
•Re-invent and modernize the out-of-home entertainment experience. Our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going and the overall out-of-home entertainment experience. Strategies to achieve this goal are expected to include:
◦Testing and subsequently launching a subscription program that would encourage more frequent movie-going, particularly for non-blockbuster films. In January 2022, we introduced two such programs, branded MovieFlexSM and MovieFlexSM+, in three separate markets as part of our initial test of this strategy.
◦Testing and subsequently implementing additional entertainment options within theatre auditoriums. Examples of initiatives may include sports bars for viewing live sports (possibly with online gambling where available), sports gaming, and interactive auditoriums. In March 2022, we expect to introduce a sports viewing auditorium in one of our theatres as part of our initial test of this strategy.
◦Further socializing the overall experience for our guests. This strategy will include targeting future movie-goers with relevant and desired experiences through new and creative marketing approaches, including the use of technology to tailor communications to individual guest preferences. For example, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience.
◦Exploring new viewing experiences for our guests. For example, we currently offer a 4DX auditorium at one of our theatres. 4DX delivers an immersive multi-sensory cinematic experience, including synchronized motion seats and environmental effects such as water, wind, fog, scent and more, to enhance the action on screen. We will consider additional experiential offerings in the future.
◦Exploring new content sources and deliveries to supplement existing mainstream movie content. The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, music and other events, at many of our locations. We offer weekday and weekend alternate programming at many of our theatres across our circuit. The special programming includes classic movies, faith-based content, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers. Our MMR program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods.
•Strategic growth. Our long-term plans for growth in our theatre division may include evaluating opportunities for new theatres and screens. Growth opportunities that we may explore in the future include:
◦New builds. In October 2019, we opened our new eight-screen Movie Tavern® by Marcus theatre in Brookfield, Wisconsin. This new theatre became the first Movie Tavern by Marcus in Wisconsin. It includes eight auditoriums, each with laser projection and comfortable DreamLounger recliner seating, a full-service bar and food and drink center, and a new delivery-to-seat service model that also allows guests to order food and beverage via our mobile phone application or in-theatre kiosk. We will consider additional sites for potential new theatre locations in both new and existing markets in the future.
◦Management contracts and/or taking over existing theatre leases. The COVID-19 pandemic has been challenging for all theatre operators. In some cases, existing theatres have been returned to landlords. We will consider either managing theatres for existing owners/landlords or entering into new, financially viable lease arrangements if such opportunities arise.
◦Acquisitions. Acquisitions of existing theatres or theatre circuits has also been a viable growth strategy for us. On February 1, 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. The acquired circuit consisted of 208 screens at 22 locations in nine states. The purchase price consisted primarily of shares of our common stock. The acquisition of the Movie Tavern circuit increased our total number of screens by an additional 23%.
Now branded Movie Tavern by Marcus, we subsequently introduced new amenities to select Movie Tavern theatres, including our proprietary PLF screens and DreamLounger recliner seating, signature programming, such as $5 movies on Tuesdays with a free complimentary-size popcorn for loyalty members, and proven marketing, loyalty and pricing programs that will continue to benefit Movie Tavern guests in the future.
As noted above, the COVID-19 pandemic has been challenging for all theatre operators. A number of theatre operators have filed for bankruptcy relief and many others are facing difficult financial circumstances. Although we will prioritize our own finances, we will continue to consider potential acquisitions in the future. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
Hotels and Resorts
•Operational excellence and financial discipline. We have always been, and will continue to be, focused on improving the quality of the guest experience, our portfolio of assets, and our associate working environment, with a long-term view of financial success and profitability. During fiscal 2022 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets in a post-pandemic world. These strategies are expected to include:
◦Multiple strategies that are intended to further grow the division’s revenues and profits. Our focus will shift from rebuilding in fiscal 2021 to accelerating excellence in fiscal 2022, with guest experience at the forefront. Strategies will include leveraging our food and beverage expertise to further distinguish us from our competition. In addition to rebuilding our banquet and catering business as group demand improves, we will leverage hotel food and beverage concepts developed by our Marcus Restaurant Group, featuring premier brands such as Mason Street Grill, ChopHouse®, Miller Time® Pub & Grill and SafeHouse restaurants.
◦Sales, marketing and revenue management strategies designed to further increase our profitability. The priority will be to further accelerate the pace of the recovery from the COVID-19 pandemic, focusing on leveraging strong leisure demand, driving average daily rate, rebuilding group demand and growing ancillary revenues.
◦Human resource and technology strategies designed to achieve operational excellence and improve the associate work environment, while adapting to a changing labor market. We will continue to focus on developing our customer service delivery and technology enhancements to improve customer interactions through mobile platforms and other customer touch points.
◦A continued focus on financial discipline as we continue to recover from the pandemic without sacrificing our commitment to operational excellence.
•Portfolio management. We have invested approximately $152 million to further enhance our hotels and resorts portfolio over the last 8 years. These investments have included:
◦Hotel renovations. We regularly renovate and update our hotels and resorts. For example, we made additional reinvestments in the Hilton Madison Monona Terrace in fiscal 2019. Early in fiscal 2021, we renovated the lobby and initiated select guest room improvements at the Grand Geneva Resort & Spa.
◦Hotel branding changes. We closed the InterContinental Milwaukee in early January 2019 and undertook a substantial renovation project that converted this hotel into the unbranded experiential arts hotel, the Saint Kate. The newly renovated hotel reopened during June 2019.
Our future plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. We anticipate additional reinvestments during fiscal 2022 and fiscal 2023 at the Grand Geneva Resort & Spa and The Pfister Hotel. To maintain our existing hotels and resorts, we currently anticipate that our fiscal 2022 capital expenditures in this division will total approximately $20 - $25 million.
We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. Unlike our theatre assets where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset, the proper level of investment and upgrades and identifying an effective divestiture strategy for the asset when appropriate. As a result, we may periodically explore opportunities to monetize all or a portion of one or more owned hotels.
We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is possible that we may sell a particular hotel or hotels during fiscal 2022 or beyond if we determine that such action is in the best interest of our shareholders.
•Strategic growth. The COVID-19 pandemic has been challenging for most hotel operators and many are facing difficult financial circumstances. As a result, transactional activity in the hotel industry has been extremely limited during the last two years. Although we will prioritize our own finances, our hotels and resorts division expects to continue to seek opportunities to invest in new hotels and increase the number of rooms under management in the future. Growth opportunities that we may explore in the future include:
◦Seeking opportunities where we may act as an investment fund sponsor or joint venture partner in acquiring additional hotel properties. We continue to believe that opportunities to acquire high-quality hotels at reasonable valuations will be present in the future for well-capitalized companies, and we believe that there are partners available to work with us when the appropriate hotel assets are identified. Advantages of this growth strategy include the ability to accelerate our growth through smaller investments in an increased number of properties, while earning management fees and potentially receiving a promoted interest in the hotel investments.
In December 2021, we announced the formation of a joint venture with funds managed by Searchlight Capital Partners (“Searchlight”), a leading global private investment firm, to co-invest in lifestyle hotels, resorts and high-quality full-service properties. Through this joint venture, we acquired the Kimpton Hotel Monaco Pittsburgh, which we will manage, on December 16, 2021. We hope to acquire additional hotels using this strategy in fiscal 2022 and beyond.
◦Pursuing additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. In April 2019, we assumed management of the 468-room Hyatt Regency Schaumburg hotel in Schaumburg, Illinois. In August 2021, we assumed management of the Coralville Hotel & Conference Center in Coralville, Iowa. Owned by the City of Coralville, this 286-room hotel was recently rebranded under the Hyatt Regency brand as Hyatt Regency Coralville Hotel & Conference Center. The property will undergo a phased renovation focusing on the restaurant and all hotel guest rooms. Conversely, we will occasionally lose management contracts due to various circumstances.
Corporate
•We periodically review opportunities to make investments in long-term growth opportunities that may not be entirely related to our two primary businesses (but typically have some connection to entertainment, food and beverage, hospitality, real estate, etc.). Although we will prioritize our own finances, we expect to continue to review such opportunities in the future.
•In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy and share repurchases. We increased our regular quarterly common stock cash dividend rate by 6.7% during the first quarter of fiscal 2019 and 6.3% during the first quarter of fiscal 2020, prior to temporarily suspending dividend payments in response to the COVID-19 pandemic. In prior years, we have periodically paid special dividends and repurchased shares of our common stock under our existing Board of Directors stock repurchase authorizations. The Credit Agreement currently allows us, if we believe it is in the best interest of our shareholders, to once again return capital to shareholders through dividends or share repurchases beginning in the first quarter of fiscal 2022, up to a maximum of $1.55 million per quarter (approximately $0.05/share/quarter if a dividend). Our Board of Directors elected to not declare a dividend during the first quarter of fiscal 2022, but will continue to evaluate this option for future quarters. The current restriction on dividends and share repurchases will remain in place until the first quarter of fiscal 2023 or until the Term Loan A is repaid and we have returned to our financial covenants in place prior to the restriction (whichever comes first).
•We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. We are actively marketing a significant number of pieces of surplus real estate and other non-core real estate. During the fourth quarter of fiscal 2020, we sold two land parcels and a former budget theatre, generating total proceeds of approximately $3.0 million. During fiscal 2021, we sold an equity interest in a joint venture, several land parcels, another former budget theatre and an operating retail center, generating total proceeds of $22.1 million. As of December 30, 2021, we had letters of intent or contracts to sell several pieces of real estate with a carrying value of $4.9 million and we believe we may receive total sales proceeds from real estate sales during the next year totaling approximately $10 - $20 million, depending upon demand for the real estate in question.
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
Results of Operations
Consolidated Financial Comparisons
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the past three fiscal years (in millions, except for per share and percentage change data) :

			F21 v. F20			F20 v. F19
	F2021	F2020	Amt.	Pct.	F2019	Amt.	Pct.
Revenues	$458.2	$237.7	$220.6	92.8%	$820.9	$(583.2)	(71.0)%
Operating income (loss)	(41.5)	(178.4)	137.0	76.8%	68.2	(246.6)	(361.7)%
Other income (expense), net	(17.5)	(17.4)	(0.2)	(1.1)%	(13.8)	(3.6)	(26.3)%
Net earnings attributable to noncontrolling interests	—	—	—	—%	0.1	(0.1)	(123.5)%
Net earnings (loss) attributable to The Marcus Corporation	$(43.3)	$(124.8)	$81.6	65.3%	$42.1	$(167.0)	(396.4)%
Net earnings (loss) per common share - diluted	$(1.42)	$(4.13)	$2.71	65.6%	$1.35	$(5.48)	(405.9)%
Fiscal 2021 versus Fiscal 2020
Revenues, operating loss, net loss attributable to The Marcus Corporation and net loss per diluted common share improved significantly during fiscal 2021 compared to fiscal 2020. Increased revenues from both our theatre division and hotels and resorts division contributed to the improvement during fiscal 2021 compared to fiscal 2020, during which the majority of our theatres and hotels were closed for large portions of the second and third quarters due to the impact of the COVID-19 pandemic. Our theatres and hotels were operating fairly normally during the first two and one-half months of fiscal 2020 until the onset of the pandemic in mid-March. Both of our operating divisions were impacted by nonrecurring items during fiscal 2021 and fiscal 2020 that are described in detail below. Net loss attributable to The Marcus Corporation during fiscal 2021 was negatively impacted by increased interest expense compared to fiscal 2020, partially offset by increased gains on disposition of property, equipment and other assets. Net loss attributable to The Marcus Corporation and net loss per diluted common share during fiscal 2020 were favorably impacted by a favorable income tax benefit described below.
Our operating loss during fiscal 2021 was favorably impacted by state government grants and federal tax credits of approximately $10.7 million, or approximately $0.25 per diluted common share. Our operating loss during fiscal 2021 was negatively impacted by impairment charges of approximately $5.8 million, or approximately $0.14 per diluted common share, primarily related to two operating theatres, three permanently closed theatres and surplus real estate that we intend to sell. Our operating performance during fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $11.5 million, or approximately $0.27 per diluted common share, including payments to and on behalf of laid off employees. Nonrecurring expenses during fiscal 2020 also included extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected theatre and hotel properties and implementing new operating protocols. In addition, impairment charges related to intangible assets and several theatre locations negatively impacted our fiscal 2020 operating loss by approximately $24.7 million, or approximately $0.59 per diluted common share. Conversely, our operating performance during fiscal 2020 was favorably impacted by nonrecurring state governmental grants totaling approximately $7.0 million, or approximately $0.17 per diluted common share, and net insurance proceeds of approximately $1.8 million, or approximately $0.04 per diluted common share, related to COVID-19 pandemic related insurance claims. Our additional 53rd week of operations contributed approximately $5.1 million in revenues and did not have a material impact on our operating loss or net loss during fiscal 2020.
Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during fiscal 2021 compared to fiscal 2020 due primarily to increased non-cash long-term incentive compensation expenses and the fact that we reduced the salaries and bonus accruals of executives and corporate staff and suspended board cash compensation during fiscal 2020 to preserve liquidity at the onset of the pandemic. Operating losses from our corporate items were also favorably impacted during fiscal 2020 by the net insurance proceeds of $1.8 million described above.
We recognized investment income of $0.6 million during fiscal 2021 compared to investment income of $0.6 million during fiscal 2020. Investment income includes interest earned on cash and cash equivalents, as well as increases/decreases in the value of marketable securities and increases in the cash surrender value of a life insurance policy. Investment income during fiscal 2022 may vary compared to fiscal 2021, primarily dependent upon changes in the value of marketable securities.
Interest expense totaled $18.7 million during fiscal 2021, an increase of $2.4 million, or 14.9%, compared to interest expense of $16.3 million during fiscal 2020. The increase in interest expense during fiscal 2021 was due in part to increased borrowings and an increase in our average interest rate, as discussed in the Liquidity section of this MD&A below. Interest expense during fiscal 2021 included approximately $2.2 million in noncash amortization of debt issuance costs. During fiscal 2022, we estimate that noncash amortization of debt issuance costs will be approximately $1.6 million, excluding the impact of any new debt issuance costs. We currently expect our total interest expense to decrease during fiscal 2022 due to decreased borrowings. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We incurred other expense of $2.5 million during fiscal 2021, an increase of approximately $1.5 million, or 154.6%, compared to other expense of $1.0 million during fiscal 2020. Other expense consists primarily of the non-service cost components of our periodic pension costs. During fiscal 2020, other expense was partially offset by other income of approximately $1.4 million related to the receipt of Movie Tavern acquisition escrow funds returned to us in conjunction with a negotiated early release of remaining escrow funds to the seller. Based upon information from an actuarial report for our pension plans, we expect other expense to be approximately $2.4 million during fiscal 2022.
We reported net gains on disposition of property, equipment and other assets of approximately $3.2 million and $0.9 million, respectively, during fiscal 2021 and fiscal 2020. The net gains on disposition of property, equipment and other assets during fiscal 2021 included the sale of surplus land, the sale of an equity investment in a joint venture, the sale of a former budget movie theatre and the sale of a retail center, partially offset by losses on items disposed of during the year by both divisions. The net gains on disposition of property, equipment and other assets during fiscal 2020 were due primarily to the sale of two surplus land parcels and one theatre, partially offset by losses on items disposed of during the year by both divisions. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2022 and beyond, as discussed in more detail in the “Current Plans” section of this MD&A.
We reported equity losses from an unconsolidated joint venture of approximately $0.1 million and $1.5 million, respectively, during fiscal 2021 and fiscal 2020. The equity loss during fiscal 2021 consisted of our pro-rata share of losses from the Kimpton Hotel Monaco Pittsburgh in Pittsburgh, Pennsylvania, acquired in mid-December 2021 and in which we have a 10% minority ownership interest. We will report our proportionate share of any earnings or losses of this hotel as equity earnings or losses from unconsolidated joint ventures during fiscal 2022. The equity loss during fiscal 2020 consisted of our pro-rata share of losses from the Omaha Marriott Downtown at The Capitol District hotel in Omaha, Nebraska (the “Omaha Marriott”) – a hotel we manage and in which we had a 10% minority ownership interest. The loss during fiscal 2020 included losses from the hotel and an other-than-temporary impairment loss of approximately $0.8 million in which we determined that the fair value of our equity method investment in the hotel joint venture was less than its carrying value. The Omaha Marriott has performed well historically from an operational perspective, but was experiencing overall losses due to depreciation and interest expense, further exasperated by the COVID-19 pandemic.

Early in fiscal 2021, pursuant to a recapitalization of the hotel, we surrendered our ownership interest in this property. We continue to manage the hotel.
The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income (loss) during fiscal 2021 and fiscal 2020, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings (loss) on the consolidated statements of earnings (loss). As a result of the noncontrolling interest balance reaching zero during the second quarter of fiscal 2020, we do not expect to report additional net losses attributable to noncontrolling interests in future periods until the hotel returns to profitability.
We reported income tax benefits during fiscal 2021 and fiscal 2020 of $15.7 million and $70.9 million, respectively. The larger income tax benefit during fiscal 2020 was primarily the result of the significant losses before income taxes incurred as a result of the closing of the majority of our properties in March 2020 and the subsequent reduction in our operating performance due to the COVID-19 pandemic. Our fiscal 2020 income tax benefit was also favorably impacted by an adjustment of approximately $20.1 million, or approximately $0.65 per share, resulting from several accounting method changes, the March 27, 2020 signing of the CARES Act and a provision of a COVID Relief stimulus bill passed in December 2020 that allowed us to deduct $10.1 million of qualified expenses paid for by Paycheck Protection Program (PPP) loans. One of the provisions of the CARES Act allowed our 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35% compared to the current statutory federal income tax rate of 21%. Our fiscal 2020 effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was 36.2% and benefitted from the adjustments described above. Excluding these favorable adjustments to income tax benefit, our effective income tax rate during fiscal 2020 was 26.0%. Our fiscal 2021 effective income tax rate was 26.6%. We currently anticipate that our fiscal 2022 effective income tax rate may be in the 24-26% range, excluding any potential further changes in federal or state income tax rates or other one-time tax benefits.
Weighted-average diluted shares outstanding were 31.4 million during fiscal 2021 and 31.0 million during fiscal 2020. All per share data in this MD&A is presented on a fully diluted basis, however, for periods when we report a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect. In future periods, weighted-average diluted shares will include shares from the conversion of convertible notes to the extent conversion is dilutive in such periods.
Theatres
Our oldest and historically most profitable division is our theatre division. The theatre division contributed 59.2% of our consolidated revenues and 127.0% of our consolidated operating loss, excluding corporate items, during fiscal 2021, compared to 55.8% and 73.5%, respectively, during fiscal 2020 and 67.9% and 88.4%, respectively, during fiscal 2019. As of December 30, 2021, the theatre division operated motion picture theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia, a family entertainment center in Wisconsin. The following tables set forth revenues, operating income (loss), operating margin, screens and theatre locations for the last three fiscal years:

			F21 v. F20			F20 v. F19
	F2021	F2020	Amt.	Pct.	F2019	Amt.	Pct.

	(in millions, except percentages)
Revenues	$271.2	$132.6	$138.6	104.5%	$557.1	$(424.5)	(76.2)%
Operating income (loss)	$(27.6)	$(121.4)	$93.9	77.3%	$76.9	$(198.3)	(257.9)%
Operating margin	(10.2)%	(91.6)%			13.8%

Number of screens and locations at period-end (1)(2)	F2021	F2020	F2019
Theatre screens	1,064	1,097	1,106
Theatre locations	85	89	91
Average screens per location	12.5	12.3	12.2

(1)Includes 6 screens at one location managed for another owner at the end of fiscal 2020 and fiscal 2019.
(2)Includes 22 budget screens at two locations at the end of fiscal 2020 and 29 budget screens at three locations at the end of fiscal 2019. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.
The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			F21 v. F20			F20 v. F19
	F2021	F2020	Amt.	Pct.	F2019	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$130.7	$64.8	$65.9	101.7%	$284.1	$(219.3)	(77.2)%
Concession revenues	118.7	56.7	62.0	109.2%	231.2	(174.5)	(75.5)%
Other revenues	21.8	10.8	11.0	102.1%	40.8	(30.1)	(73.6)%
	271.2	132.3	138.9	105.0%	556.2	(423.9)	(76.2)%
Cost reimbursements	0.1	0.3	(0.2)	(72.8)%	0.9	(0.6)	(63.1)%
Total revenues	$271.2	$132.6	$138.6	104.5%	$557.1	$(424.5)	(76.2)%
As described above in the “Current Plans” section of this MD&A, on February 1, 2019, we acquired the assets of Movie Tavern. As a result, fiscal 2019 revenues included 11 months of operations from these theatres.
Fiscal 2021 versus Fiscal 2020
Our theatre division revenues increased and operating loss decreased significantly during fiscal 2021 compared to fiscal 2020 due in large part to the fact that we temporary closed all of our theatres on March 17, 2020 in response to the COVID-19 pandemic. Increased revenues during the fiscal 2021 fourth quarter compared to the prior year also contributed to our improved theatre division operating performance during fiscal 2021 compared to fiscal 2020. Despite the favorable comparisons to fiscal 2020, all of our theatres continued to operate with significantly reduced attendance during fiscal 2021 compared to pre-pandemic levels.
Our theatres were operating fairly normally during the first two and one-half months of fiscal 2020 until the onset of the pandemic in mid-March. Other than six theatres that were reopened during the last week of the fiscal 2020 second quarter, all of our theatres were closed during all of the second quarter and the majority of the third quarter of fiscal 2020. During the five-plus months that most of our theatres were closed, the only additional revenues we reported were the result of five parking lot cinemas opened during the second quarter, curbside sales of popcorn, pizza and other food items and restaurant takeout sales from our three Zaffiro’s restaurants and bars. Over the seven-day period between August 21 and August 28, 2020, we reopened a majority of our theatres in conjunction with the release of several new films, resulting in a total of 72 reopened theatres, representing 80% of our company-owned theatres. In October 2020, we temporarily closed several theatres due to changes in the release schedule for new films, reducing our percentage of theatres open to approximately 66%. In November and December 2020, new state and local restrictions in several of our markets required us to temporarily reclose several theatres, further negatively impacting our fiscal 2020 results. Even when open, all of our reopened theatres were operating at significantly reduced attendance levels in fiscal 2020, further negatively impacting our fiscal 2020 operating loss.
We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres, ending the fiscal 2021 first quarter with approximately 74% of our theatres open, ending the fiscal 2021 second quarter with approximately 95% of our theatres open and ending the fiscal 2021 third and fourth quarters with all of our current theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours.
Our operating loss during fiscal 2021 was negatively impacted by impairment charges of approximately $5.8 million primarily related to surplus real estate that we intend to sell. Conversely, nonrecurring state government grants from five states and federal tax credits totaling approximately $7.2 million for COVID-19 relief favorably impacted our theatre division operating loss during fiscal 2021.
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
Although rent continued to be expensed monthly, discussions with our landlords resulted in deferral, or in a limited number of situations, abatements, of the majority of our rent payments during our fiscal 2020 second quarter. While the results of negotiations varied by theatre, the most common result of these discussions was a deferral of rent payments for April, May and June, with repayment generally occurring in subsequent periods, most often beginning in calendar 2021.
In order to evaluate our fiscal 2021 theatre operating results, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the theatre division for fiscal 2021 to fiscal 2019:

			F21 v. F19
	F2021	F2019	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$130.7	$284.1	$(153.4)	(54.0)%
Concession revenues	118.7	231.2	(112.6)	(48.7)%
Other revenues	21.8	40.8	(19.1)	(46.7)%
	271.2	556.2	(285.0)	(51.2)%
Cost reimbursements	0.1	0.9	(0.8)	(90.0)%
Total revenues	$271.2	$557.1	$(285.8)	(51.3)%

In order to better understand the current pace of the theatre industry recovery and our ability to outperform the industry, the following table compares the percentage change in our fiscal 2021 admissions revenues to the corresponding percentage change in the United States box office revenues (as compiled by us from data received from Comscore, a national box office reporting service for the theatre industry) during each quarter of fiscal 2021 compared to the same quarter during fiscal 2019:

	F21 v. F19
	1st Qtr. (1)	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Pct. change in Marcus admission revenues	-81.9%	-70.0%	-45.2%	-21.4%	-54.0%
Pct. change in U.S. box office revenues	-89.7%	-73.9%	-52.8%	-23.5%	-59.6%
Marcus performance vs. U.S.	+7.8 pts	+3.9 pts	+7.6 pts	+2.1 pts	+5.6 pts
(1)Excludes Movie Tavern theatres, which were not acquired until February 1, 2019.
According to the data received from Comscore, our theatres outperformed the industry during fiscal 2021 compared to fiscal 2019 by 5.6 percentage points. Based upon this metric, we believe we have been one of the top performing theatre circuits during fiscal 2021 of the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during fiscal 2021 represented approximately 3.5% of the total admission revenues in the U.S. during the period (commonly referred to as market share in our industry). This represents a notable increase over our reported market share of approximately 3.2% during the comparable fiscal 2019 period, prior to the pandemic. Closed theatres in other markets in the U.S. partially contributed to our outperformance, particularly during the first quarter of fiscal 2021. We also believe our overall outperformance of the industry has been attributable to the investments we have made in new features and amenities in our theatres and our implementation of innovative operating, pricing and marketing strategies that increased attendance relative to our peers, particularly at our recently acquired Movie Tavern locations. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Sales attributable to our Marcus Private Cinema (“MPC”) program have exceeded expectations, partially offsetting reduced traditional attendance and contributing to our industry outperformance, particularly during the first quarter of fiscal 2021 when more governmental restrictions were in place and the vaccine rollout was in its early stages. Under this program, a guest may purchase an entire auditorium for up to 20 of his or her friends and family for a fixed charge, ranging from $99 to $275 (depending upon the film and number of weeks it has been in theatres). At its peak during the majority of the weeks during our fiscal 2021 first quarter, we averaged over 1,500 MPC events per week, accounting for approximately 21% of our admission revenues during those weeks.
Total theatre attendance increased 81.5% during fiscal 2021 compared to fiscal 2020, when our theatres were closed for major portions of the year and the number of new films released was greatly reduced, resulting in increases in both admission revenues and concession revenues. Conversely, a decrease in the number of new films, the lack of awareness of theatres being open (due in part to limited new film advertising), ongoing state and local capacity restrictions and customer concerns regarding visiting indoor businesses, all negatively impacted attendance during fiscal 2021 as compared to fiscal 2019. As described above, attendance from MPC events (estimated to average 13 guests per event) partially offset the reduction in traditional movie going attendance, particularly during the fiscal 2021 first quarter.
Our highest grossing films during fiscal 2021 included Spider-Man: No Way Home, Black Widow, Venom: Let There Be Carnage, Shang-Chi and the Legend of the Ten Rings, and F9 The Fast Saga. One of these five films (Black Widow) was released “day-and-date” on streaming services. We believe such “day-and-date” releases negatively impact theatrical revenues, particularly in week two and beyond of a films’ release. We also believe “day-and-date” releases increase piracy, further impacting potential revenues. Due to the impact of three particularly strong blockbusters (generally defined as films grossing more than $100 million nationally) released during fiscal 2019 (Avengers: Endgame, Lion King, Frozen 2), compared with only one extremely strong blockbuster released during fiscal 2021 (Spider-Man: No Way Home) the film slate during fiscal 2021 was generally weighted less towards our top movies compared to fiscal 2019. A decreased reliance on just a few blockbuster films during a given quarter often has the effect of slightly reducing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more balanced film slate and the fact that films released during fiscal 2021 generally did not perform at pre-pandemic admission revenue levels, our overall film rental cost decreased during fiscal 2021 compared to more recent prior years.
The quantity of wide-release films shown in our theatres and number of wide-release films provided by the six major studios increased significantly during fiscal 2021 compared to fiscal 2020, but remained below pre-pandemic levels. A film is generally considered “wide release” if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. We played 79 wide-release films at our theatres during fiscal 2021 compared to 48 wide-release films during fiscal 2020. Prior to the pandemic, we played 117 wide-release films at our theatres during fiscal 2019. In total, we played 318 films and 200 alternate content attractions at our theatres during fiscal 2021 compared to 134 films and 207 alternate content attractions during fiscal 2020. Prior to the pandemic, we played a total of 285 films and 190 alternate content attractions at our theatres during fiscal 2019. Based upon projected film and alternate content availability, we currently estimate that we may once again show an increased number of films and alternate content events on our screens during fiscal 2022 compared to fiscal 2021, but we expect the number of wide-release films shown during fiscal 2022 to remain below pre-pandemic levels.
Our average ticket price increased 11.1% during fiscal 2021 compared to fiscal 2020 and increased by 10.7% compared to fiscal 2019. A larger proportion of admission revenues from our proprietary premium large format screens (with a higher ticket price) and the increase in MPC events contributed to the increase in our average ticket price during fiscal 2021, as did modest price increases implemented during the year, partially offset by the fact that we continued to offer older “library” film product for only $5.00 per ticket during portions of the first half of fiscal 2021 when there was limited availability of new films. During the fiscal 2020 third and fourth quarters, we charged our normal pricing for new film releases and charged only $5.00 for older “library” film product, which negatively impacted our average ticket price. We currently expect our average ticket price to increase during fiscal 2022, but film mix and the impact of pricing strategies discussed in the “Current Plans” section above will likely impact our final result.
Our average concession revenues per person increased by 15.6% during fiscal 2021 compared to fiscal 2020 and increased by 23.4% compared to fiscal 2019. As customers have returned to “normal” activities such as going to the movie theatre, they have demonstrated a propensity to spend at a higher rate than before the pandemic closures. In addition, a portion of the increase in our average concession revenues per person during fiscal 2021 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). We also believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. We expect to continue to report increased average concession revenues per person in future periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.
Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, mobile app revenues, rental income and gift card breakage income, increased by $11.0 million during fiscal 2021 compared to fiscal 2020, but decreased by $19.1 million compared to fiscal 2019. The fluctuations in other revenue were primarily due to the impact of changes in attendance on internet surcharge ticketing fees and preshow advertising income. We currently expect other revenues (particularly pre-show advertising and surcharge revenues), to increase in fiscal 2022 if attendance increases as we anticipate, partially offset by a decrease in rental income due to the sale of a retail center in Missouri during the fourth quarter of fiscal 2021.
The film product release schedule for fiscal 2022, which had been changing in response to reduced near-term customer demand and changing state and local restrictions in various key markets in the U.S. and the world as a result of the ongoing COVID-19 pandemic, has solidified in recent months. With strong performances from several recent films, film studios have shown an increased willingness to begin releasing many of the new films that had previously been delayed. Several films that have contributed to our early fiscal 2022 first quarter results include Spider-Man: No Way Home, Sing 2, American Underdog, Scream, Jackass Forever, Death on the Nile, and Uncharted. Although it is possible that more schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2022 that have potential to perform very well include The Batman, Morbius, Sonic the Hedgehog 2, Ambulance, Fantastic Beasts: The Secrets of Dumbledore, Doctor Strange in the Multiverse of Madness, Downton Abbey: A New Era, DC Super Pets, Top Gun: Maverick, Jurassic World: Dominion, Lightyear, Minions: The Rise of Gru, Thor: Love and Thunder, Bullet Train, Where the Crawdads Sing, Black Adam, Puss In Boots: The Last Wish, Spider-Man: Across the Spider-Verse, Halloween Ends, The Flash, Black Panther: Wakanda Forever, Creed III, Avatar 2, Aquaman 2 and Mario. We believe that with a greater percentage of the population now vaccinated, and assuming that concerns over the Delta, Omicron or any new variants of COVID-19 do not result in significant new restrictions, demand for out-of-home entertainment will continue to increase during fiscal 2022. The early list of films scheduled to be released during fiscal 2023 also appears quite strong.
Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of appropriate “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control (see additional detail in the “Impact of COVID-19 Pandemic” section above). We currently believe that “day-and-date” film release experiments such as those tested by Warner Brothers and Disney during 2021 will not become the norm as the pandemic fully subsides. Warner Brothers has already indicated that it intends to return to an exclusive 45-day theatrical window with a significant number of its films during fiscal 2022. After the success of the exclusive theatrical release of Shang-Chi and the Legend of the Ten Rings, Disney announced that the remainder of its fiscal 2021 films would receive an exclusive theatrical window as well. Disney announced in early 2022 that they will retain flexibility for future film distribution, particularly for family films, which have been impacted more significantly by the pandemic.
Early in our fiscal 2021 third quarter, we ceased providing management services to a 6-screen managed theatre. Early in our fiscal 2021 fourth quarter, we made the decision to not reopen three remaining closed theatres, consisting of one former budget-oriented theatre and two Movie Tavern theatres with leases that will expire within the next year. One former budget-oriented theatre was converted to first-run during fiscal 2021 and as a result, we no longer operate any budget-oriented theatres. One of the Marcus Wehrenberg theatres that we reopened in May 2021 completed a renovation during fiscal 2021 that added DreamLounger recliner seating, as well as Reel Sizzle® and Take FiveSM Lounge outlets, to the theatre.
Hotels and Resorts
The hotels and resorts division contributed 40.7% of our consolidated revenues during fiscal 2021, compared to 44.0% and 32.1%, respectively, during fiscal 2020 and fiscal 2019. The hotels and resorts division contributed 26.5% and 11.6%, respectively, of consolidated operating income (loss), excluding corporate items, during fiscal 2020 and fiscal 2019. During fiscal 2021 the hotels and resorts division contributed operating income compared with a consolidated operating loss, excluding corporate items. As of December 30, 2021, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-service destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, Lincoln, Nebraska and Oklahoma City, Oklahoma (we have a majority-ownership position in the Oklahoma City, Oklahoma hotel). In addition, the hotels and resorts division managed 11 hotels, resorts and other properties for other owners. Included in the 11 managed properties is one hotel owned by a joint venture in which we have a minority interest and two condominium hotels in which we own some or all of the public space. The following tables set forth revenues, operating income (loss), operating margin and rooms data for the hotels and resorts division for the past three fiscal years:

			F21 v. F20			F20 v. F19
	F2021	F2020	Amt.	Pct.	F2019	Amt.	Pct.

	(in millions, except percentages)
Revenues	$186.6	$104.6	$82.0	78.4%	$263.4	$(158.7)	(60.3)%
Operating income (loss)	$5.9	$(43.9)	$49.8	113.4%	$10.1	$(53.9)	(536.7)%
Operating margin	3.1%	(41.9)%			3.8%

Available rooms at period-end	F2021	F2020	F2019
Company-owned	2,628	2,628	2,627
Management contracts with joint ventures	248	333	333
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	2,088	1,691	1,945
Total available rooms	5,444	5,132	5,385

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the last three fiscal years:

			F21 v. F20			F20 v. F19
	F2021	F2020	Amt.	Pct.	F2019	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$77.7	$35.4	$42.3	119.4%	$105.9	$(70.5)	(66.6)%
Food/beverage revenues	47.1	24.8	22.3	89.7%	74.7	(49.8)	(66.8)%
Other revenues	43.2	27.6	15.7	56.9%	46.5	(19.0)	(40.8)%
	168.0	87.8	80.2	91.4%	227.1	(139.3)	(61.4)%
Cost reimbursements	18.7	16.9	1.8	10.7%	36.3	(19.4)	(53.5)%
Total revenues	$186.6	$104.6	$82.0	78.4%	$263.4	$(158.7)	(60.3)%
Fiscal 2021 versus Fiscal 2020
Our hotels and resorts division returned to profitability during fiscal 2021, reporting operating income compared to a significant operating loss during fiscal 2020, due to significantly increased revenues during fiscal 2021. All of our company-owned hotels and resorts contributed to the improved operating results during fiscal 2021. Our fiscal 2021 operating income also benefited from a state government grant and federal tax credits totaling approximately $3.4 million.
Division revenues and operating loss during fiscal 2020 were significantly impacted by the COVID-19 pandemic. Room revenues and food and beverage revenues began decreasing due to COVID-19 pandemic related cancellations in March 2020, even before we temporarily closed all of our hotels in late March/early April. In addition, our restaurants and bars were required to close during the last 10 days of the fiscal 2020 first quarter due to the COVID-19 pandemic. We subsequently reopened four of our company-owned hotels late in our fiscal 2020 second quarter (The Pfister Hotel, the Grand Geneva Resort & Spa, The Skirvin Hilton and the Hilton Madison Monona Terrace), three company-owned hotels during our fiscal 2020 third quarter (the Hilton Milwaukee City Center, The Lincoln Marriott Cornhusker Hotel and the AC Hotel Chicago Downtown) and our remaining company-owned hotel in our fiscal 2020 fourth quarter (Saint Kate - The Arts Hotel). Once reopened, all of our company-owned hotels operated with significantly reduced occupancies compared to prior years due to the impact of the COVID-19 pandemic. The majority of our restaurants and bars in our hotels subsequently reopened in conjunction with the hotel reopenings beginning in June 2020.
In addition to the impact of significantly reduced revenues, our hotel division operating loss during fiscal 2020 was negatively impacted by nonrecurring expenses totaling approximately $5.7 million related to costs associated with initially closing our hotels (primarily payments to and on behalf of laid off employees) and extensive cleaning costs, supply purchases and employee training, among other items, related to the reopening of selected hotel properties and implementing new operating protocols. Conversely, our operating loss during fiscal 2020 was favorably impacted by approximately $1.2 million of state government grants awarded from two states for COVID-19 relief. The additional week of operations in fiscal 2020 favorably impacted our hotels and resorts division revenues by approximately $2.5 million and did not have a material impact on our operating loss.
Other revenues during fiscal 2021 and fiscal 2020 included ski, spa and golf revenues at our Grand Geneva Resort & Spa, management fees, laundry revenues, parking revenues and rental revenues. Other revenues increased during fiscal 2021 compared to fiscal 2020 due to increased occupancies at our hotels and resorts. Cost reimbursements increased during fiscal 2021 compared to fiscal 2020 due to the fact that managed hotels were temporarily closed for portions of fiscal 2020 and had reduced revenues upon reopening.

As a result of the significantly reduced revenues during fiscal 2020, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the hotels and resorts division for fiscal 2021 to fiscal 2019:

			F21 v. F19
	F2021	F2019	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$77.7	$105.9	$(28.2)	(26.6)%
Food/beverage revenues	47.1	74.7	(27.6)	(36.9)%
Other revenues	43.2	46.5	(3.3)	(7.1)%
	168.0	227.1	(59.1)	(26.0)%
Cost reimbursements	18.7	36.3	(17.6)	(48.5)%
Total revenues	$186.6	$263.4	$(76.7)	(29.1)%

A decline in transient and group business contributed significantly to our reduced revenues during fiscal 2021 compared fiscal 2019. A decrease in group business subsequently led to a corresponding decrease in banquet and catering revenues, negatively impacting our reported fiscal 2021 food and beverage revenues compared to fiscal 2019. Other revenues decreased during fiscal 2021 compared to fiscal 2019, but the decrease was less than the decrease in room revenues and food and beverage revenues during fiscal 2021 compared to fiscal 2019, primarily due to increased revenues from one of our condominium hotels and increased ski and golf revenues at the Grand Geneva Resort & Spa, partially offset by decreased management fees. Cost reimbursements decreased during fiscal 2021 compared to fiscal 2019 due to reduced revenues and reduced operating costs at our managed hotels.
The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (“ADR”), and our total revenue per available room (“RevPAR”), for company-owned properties:

			F21 v. F20
Operating Statistics(1)	F2021	F2020	Amt.		Pct.
Occupancy percentage	48.1%	36.9%	11.3	pts	30.5%
ADR	$163.64	$136.76	$26.88		19.7%
RevPAR	$78.78	$50.44	$28.34		56.2%
(1)These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics only include the periods the hotels were open during fiscal 2020.
RevPAR increased at all eight of our company-owned properties during fiscal 2021 compared to fiscal 2020. The “drive-to leisure” travel customer provided the most demand during fiscal 2021, with weekend business quite strong at the majority of our properties. During fiscal 2021, our non-group business represented approximately 67% of our total rooms revenue, compared to approximately 56% during fiscal 2019 prior to the pandemic – an indication that group business continues to lag. Non-group retail pricing was very strong in the majority of our markets, with large demand drivers during our fiscal 2021 third quarter in our Milwaukee market (Milwaukee Bucks playoffs, major league baseball, Summerfest and the Ryder Cup) and significant leisure demand at Grand Geneva contributing to increased occupancy percentages and ADR.

As a result of the significantly reduced revenues during 2020, we believe it is also beneficial to compare our operating statistics to pre-pandemic levels. The following table sets forth certain operating statistics for fiscal 2021 and fiscal 2019, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

			F21 v. F19
Operating Statistics(1)	F2021	F2019	Amt.		Pct.
Occupancy percentage	49.6%	73.6%	(24.0)	pts	(32.6)%
ADR	$160.38	$154.42	$5.96		3.9%
RevPAR	$79.51	$113.65	$(34.14)		(30.0)%
(1)These operating statistics represent averages of our comparable seven distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude the Saint Kate, as this hotel was closed for the majority of the first half of fiscal 2019.

According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2021 results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 39.6% during fiscal 2021 compared to fiscal 2019. Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 36.9% during fiscal 2021 compared to fiscal 2019. Thus, we believe we outperformed the industry and our competitive sets during fiscal 2021 by approximately 9.6 and 6.9 percentage points, respectively. Higher class segments of the hotel industry, such as luxury and upper upscale, continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.
In order to better understand the current pace of the hotel industry recovery, the following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each quarterly period of fiscal 2021 compared to the same quarters during fiscal 2019 (excluding the Saint Kate):

	F21 v. F19
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Occupancy percentage	(35.8) pts	(26.9) pts	(17.1) pts	(16.5) pts
ADR	1.9%	(11.8)%	10.3%	5.5%
RevPAR	(54.5)%	(42.2)%	(12.4)%	(19.7)%
As noted above, the “drive-to leisure” travel customer provided the most demand during fiscal 2021. Leisure travel historically peaks in our fiscal third quarter and decreases during our fiscal first and fourth quarters as students go back to school and we experience colder weather in our predominantly Midwestern hotels. Transient business and group business travel subsequent to the onset of the COVID-19 pandemic has remained significantly below fiscal 2019 levels. Our company-owned hotels, and in particular our largest hotels, have historically derived a significant portion of their revenues from group business, and as a result, we are more susceptible to variations in RevPAR from quarter to quarter depending upon the strength of the group business market during that particular quarter. Group business also tends to have an impact on our food and beverage revenues because groups are more likely to use our banquet and catering services during their stay. As indicated by the increase in ADR during fiscal 2021 compared to fiscal 2019, non-group retail pricing held relatively strong, with most of any periodic decreases in ADR due to a reduction in market pricing resulting from the lack of transient business and group business travel midweek.
Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March 2020, reaching its highest level since the start of the pandemic during our fiscal 2021 third quarter. In the near term, we expect most demand will continue to come from the drive-to leisure segment. Leisure travel in our markets has a seasonal component to it, peaking in the summer months and slowing down as children return to school and the weather turns colder. Most organizations implemented travel bans at the onset of the pandemic and have generally only allowed essential travel, which will likely limit business travel in the near term, although we are beginning to experience some increases in travel from this customer segment. There also are indications that many of these travel bans are beginning to be lifted gradually. Our company-owned hotels have experienced a material decrease in group bookings compared to pre-pandemic periods. As of the date of this report in early fiscal 2022, our group room revenue bookings for fiscal 2022 - commonly referred to in the hotels and resorts industry as “group pace” - is running ahead of where we were at the same time in early fiscal 2021, but behind where we would typically be at this same time of the year pre-pandemic.

We are encouraged by the fact that we continue to experience increased booking activity for fiscal 2022 and beyond. Banquet and catering revenue pace for fiscal 2022 is also running behind where we would typically be at this same time of the year pre-pandemic. Increased wedding bookings have contributed to banquet and catering revenue in fiscal 2021.
During early fiscal 2022, the Omicron variant has resulted in additional short term delays in the recovery of business travel. We have experienced some group cancellations during the first quarter of fiscal 2022, which have generally resulted in the shifting of events and re-bookings to later in the year. As COVID-19 case levels have begun to decline, we have experienced improving booking activity once again, indicating consumer comfort may be increasing.
Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time. The non-group booking window remains very short, with most bookings occurring within three days of arrival, making even short-term forecasts of future RevPAR growth very difficult. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as the terrorist attacks on September 11, 2001 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy. Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels. Most industry experts believe the pace of recovery will be steady over the next couple of years. We are encouraged by the demand from drive-to leisure customers during fiscal 2021, which exceeded our expectations. We will continue to focus on reaching the drive-to leisure market through aggressive campaigns promoting creative packages for our guests. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.
During the third quarter of fiscal 2021, we assumed management of the Coralville Hotel & Conference Center in Coralville, Iowa. Owned by the City of Coralville, this 286-room hotel was recently rebranded under the Hyatt Regency brand as Hyatt Regency Coralville Hotel & Conference Center. The property will undergo a phased renovation focusing on the restaurant and all hotel guest rooms. Late in the fourth quarter of fiscal 2021, we assumed management and acquired a minority interest in the Kimpton Hotel Monaco Pittsburgh, a 248-room hotel situated in the center of downtown Pittsburgh, Pennsylvania. Conversely, we ceased management of the Crowne Plaza-Northstar Hotel in Minneapolis, Minnesota during our fiscal 2021 fourth quarter. We also ceased management of The DoubleTree by Hilton El Paso Downtown and the Courtyard by Marriott El Paso Downtown/Convention Center effective February 28, 2022. As of the date of this filing, our current portfolio of hotels and resorts includes 17 owned and managed properties across the country.
As discussed in the “Current Plans” section of this MD&A, although we will prioritize our own finances, we will consider a number of potential growth opportunities that may impact fiscal 2022 and future period operating results. In addition, if we were to sell one or more hotels during fiscal 2022, our fiscal 2022 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).
Adjusted EBITDA
Adjusted EBITDA is a measure used by management and our board of directors to assess our financial performance and enterprise value. We believe that Adjusted EBITDA is a useful supplemental measure for us and investors, as it eliminates certain expenses that are not indicative of our core operating performance and facilitates a comparison of our core operating performance on a consistent basis from period to period. We also use Adjusted EBITDA as a basis to determine certain annual cash bonuses and long-term incentive awards, to supplement GAAP measures of performance to evaluate the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also used by analysts, investors and other interested parties as a performance measure to evaluate industry competitors.
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
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	F2021	F2020	F2019
Net earnings (loss) attributable to The Marcus Corporation	$(43.3)	$(124.8)	$42.0
Add (deduct):
Investment income	(0.6)	(0.6)	(1.4)
Interest expense	18.7	16.3	11.8
Other expense (income)	2.5	1.0	1.9
Loss (gain) on disposition of property, equipment and other assets	(3.2)	(0.9)	1.1
Equity losses from unconsolidated joint ventures, net	0.1	1.5	0.3
Net loss attributable to noncontrolling interests	—	—	0.1
Income tax expense (benefit)	(15.7)	(70.9)	12.3
Depreciation and amortization	72.1	75.1	72.3
Share-based compensation expenses (1)	9.3	4.4	3.5
Acquisition and preopening expenses (2)(3)	—	—	9.3
Property closure/reopening expenses (4)(5)	—	11.5	—
Impairment charges (6)	5.8	24.7	1.9
Government grants and federal tax credits (7)	(10.7)	(7.0)	—
Insurance proceeds (8)	—	(1.8)	—
Total Adjusted EBITDA	$35.1	$(71.6)	$155.2
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	F2021				F2020
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$(27.6)	$5.9	$(19.8)	$(41.5)	$(121.4)	$(43.9)	$(13.1)	$(178.4)
Depreciation and amortization	51.7	20.2	0.3	72.1	53.5	21.1	0.5	75.1
Share-based compensation (1)	2.3	1.7	5.3	9.3	1.1	0.7	2.6	4.4
Property closure/reopening expenses (4) (5)	—	—	—	—	5.8	5.7	—	11.5
Impairment charges (6)	5.8	—	—	5.8	24.7	—	—	24.7
Government grants and federal tax credits (7)	(7.2)	(3.4)	(0.1)	(10.7)	(5.8)	(1.2)	—	(7.0)
Insurance proceeds (8)	—	—	—	—	—	—	(1.8)	(1.8)
Adjusted EBITDA	$24.9	$24.4	$(14.3)	$35.1	$(42.2)	$(17.6)	$(11.8)	$(71.6)

	F2019
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$76.9	$10.1	$(18.8)	$68.2
Depreciation and amortization	51.2	20.4	0.6	72.3
Share-based compensation (1)	0.9	0.6	2.1	3.5
Acquisition/preopening expenses (2)(3)	2.5	6.8	0.0	9.3
Impairment charges (6)	1.9	0.0	0.0	1.9
Adjusted EBITDA	$133.3	$37.9	$(16.0)	$155.2
(1)Non-cash expense related to share-based compensation programs.
(2)Acquisition and preopening costs incurred related to the Movie Tavern acquisition.
(3)Preopening costs and initial startup losses incurred related to the conversion of the InterContinental Milwaukee into Saint Kate® – The Arts Hotel.
(4)Reflects nonrecurring costs related to the required closure of all of our movie theatres due to the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening theatres.
(5)Reflects nonrecurring costs related to the closure of our hotels and resorts due to reduced occupancy as a result of the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening hotels.
(6)Non-cash impairment charges related to two operating theatres, three permanently closed theatres and surplus theatre real estate for the fiscal 2021 periods and intangible assets (trade name) and several theatre locations for the fiscal 2020 and fiscal 2019 periods.
(7)Reflects nonrecurring state government grants and federal tax credits awarded to our theatres and hotels for COVID-19 pandemic relief.
(8)Reflects nonrecurring net insurance proceeds received for COVID-19 related insurance claims.
The following table sets forth Adjusted EBITDA by reportable operating segment for the last three fiscal years (in millions, except for variance percentage):

			F21 v. F20			F20 v. F19
	F2021	F2020	Amt.	Pct.	F2019	Amt.	Pct.

	(in millions, except percentages)
Theatres	$24.9	$(42.2)	$67.1	(159.1)%	$133.3	$(175.5)	(131.6)%
Hotels and resorts	24.4	(17.6)	42.0	(239.0)%	37.9	(55.5)	(146.3)%
Corporate items	(14.3)	(11.8)	(2.4)	20.5%	(16.0)	4.2	(26.3)%
Adjusted EBITDA	$35.1	$(71.6)	106.7	(149.0)%	$155.2	(226.7)	(146.1)%
Our theatre division returned to positive Adjusted EBITDA during fiscal 2021 due to increased attendance, increased revenues per person, and strong cost controls, as described in the Theatres section above. Our hotels and resorts division returned to positive Adjusted EBITDA during fiscal 2021 due to improved occupancy percentages and ADR, and strong cost controls, as described in the Hotels and Resorts section above. As a result, we were pleased to report positive consolidated Adjusted EBITDA during fiscal 2021 as we continue to recover from the pandemic.

Liquidity and Capital Resources
Liquidity
Our movie theatre and hotels and resorts businesses, when open and operating normally, each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. Under normal circumstances, we believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, would be adequate to support the ongoing operational liquidity needs of our businesses. A detailed description of our liquidity as of December 30, 2021 is described in detail above in the “Impact of the COVID-19 Pandemic” section of this MD&A.

Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 86-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of December 30, 2021, we had a cash balance of approximately $17.7 million, $221.4 million of availability under our $225.0 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.37. With our strong liquidity position, combined with the expected receipt of additional state grants, income tax refunds and proceeds from the sale of surplus real estate (discussed above), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations for one year from the date of this report, as well as our longer-term capital requirements for periods beyond one year from the date of this report, even if our properties continue to generate reduced revenues during these periods. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.
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
On July 13, 2021 we entered into an amendment to the 4.02% Senior Notes Agreement (the “4.02% Fourth Amendment”). The 4.02% Senior Notes Agreement, as previously amended and as amended by the 4.02% Fourth Amendment, is hereafter referred to as the “Amended 4.02% Senior Notes Agreement.” On July 13, 2021 we entered into an amendment to the 4.32% Senior Notes Agreement (the “4.32% Fourth Amendment”). The 4.32% Senior Notes Agreement, as previously amended and as amended by the 4.32% Fourth Amendment, is hereafter referred to as the “Amended 4.32% Senior Notes Agreement”. The Amended 4.02% Senior Notes Agreement and the Amended 4.32% Senior Notes Agreement are together referred to hereafter as the “Amended Senior Notes Agreements.”
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
The Convertible Notes bear interest from September 22, 2020 at a rate of 5.00% per year. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Convertible Notes may bear additional interest under specified circumstances relating to our failure to comply with our reporting obligations under the Indenture or if the Convertible Notes are not freely tradable as required by the Indenture. The Convertible Notes will mature on September 15, 2025, unless earlier repurchased or converted. Prior to March 15, 2025, the Convertible Notes will be convertible at the option of the holders only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2020 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2025, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
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
During our fiscal 2021 second, third and fourth quarters, and our fiscal 2022 first quarter, the Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. We have the ability to settle the conversion in Common Stock.
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
Summary
Our long-term debt has scheduled annual principal payments, net of amortization of debt issuance costs, of $11.0 million and $11.0 million in fiscal 2022 and fiscal 2023, respectively. We believe that the actions we have taken over the past two years will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to return to closer-to-normal operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the continuation of protective actions that federal, state and local governments have taken, the impact of any new variants of COVID-19 on customer behavior and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A). Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during fiscal 2022 (but still report results below comparable periods in fiscal 2019), before beginning to progressively return to closer-to-normal performance as we enter fiscal 2023. Our current expectations for our hotels and resorts division are that we will continue to show improvement in each succeeding quarter compared to the prior year, but continue to underperform compared to pre-COVID-19 pandemic years. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2022 due to an expected lag in business and group travel. It is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants in future periods. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.
Financial Condition
Fiscal 2021 versus Fiscal 2020
Net cash provided by operating activities totaled $46.3 million during fiscal 2021, compared to net cash used in operating activities of $68.6 million during fiscal 2020, an increase of $114.8 million. The increase in net cash provided by operating activities in fiscal 2021 was due primarily to a reduced net loss and the favorable timing in the collection of government grant receivables, receipt of refundable income taxes and payment of accounts payable, accrued compensation and other accrued liabilities, partially offset by the unfavorable timing in the collection of accounts receivable during fiscal 2021.
Net cash provided by investing activities during fiscal 2021 totaled $10.9 million, compared to net cash used in investing activities during fiscal 2020 of $12.1 million, an increase of $23.0 million. The increase in net cash provided by investing activities was primarily the result of a decrease in capital expenditures, the receipt of $22.1 million in proceeds from disposals of property, equipment and other assets during fiscal 2021 (compared to $4.5 million of similar proceeds in fiscal 2020), and the receipt of $11.4 million in conjunction with collection of a split dollar life insurance policy receivable, partially offset by the fact we received $5.2 million in proceeds from the sale of trading securities during fiscal 2020 and contributed $2.4 million to the Kimpton Hotel Monaco Pittsburgh joint venture in fiscal 2021. We did not incur any acquisition-related capital expenditures during fiscal 2021 or fiscal 2020.
Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $17.1 million during fiscal 2021 compared to $21.4 million during fiscal 2020, a decrease of $4.3 million, or 20.0%. We incurred capital expenditures of approximately $1.8 million during fiscal 2020 related to development costs of a proposed new theatre, but we subsequently abandoned plans to build this theatre. We did not incur any capital expenditures related to developing new theatres in fiscal 2021, nor did we did incur any capital expenditures related to developing new hotels during either period. We incurred approximately $10.3 million of capital expenditures in our theatre division during fiscal 2021, including costs associated with the renovation of a theatre. We incurred approximately $15.8 million of capital expenditures during fiscal 2020 in our theatre division, including costs associated with the addition of four new screens, DreamLounger recliner seating and a SuperScreen DLX® auditorium at an existing Movie Tavern theatre and the addition of DreamLounger recliner seating to another existing Movie Tavern theatre. Also during fiscal 2020, we began a project to add DreamLounger recliner seating, as well as Reel Sizzle and Take Five Lounge outlets, to an existing Marcus Wehrenberg theatre (this project was completed in fiscal 2021). We incurred approximately $6.8 million of capital expenditures in our hotels and resorts division during fiscal 2021, including costs related to a lobby renovation at the Grand Geneva. We also incurred capital expenditures in our hotels and resorts division during fiscal 2020 of approximately $4.7 million, consisting primarily of maintenance capital projects at our company-owned hotels and resorts. Our current estimated fiscal 2022 cash capital expenditures, which we anticipate may be in the $35 - $45 million range, are described in greater detail in the “Current Plans” section of this MD&A.
Net cash used in financing activities during fiscal 2021 totaled $47.2 million, compared to net cash provided by financing activities during fiscal 2020 of $69.1 million. During fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $178.5 million of new short-term revolving credit facility borrowings, and we made $178.5 million of repayments on short-term revolving credit facility borrowings during fiscal 2021. Net cash provided by operating and investing activities during fiscal 2021 was used to repay $40.3 million of short-term borrowings, including the early repayment of a portion of our term loan facility, as described above. We did not issue any new long-term debt during fiscal 2021.
During the first quarter of fiscal 2020, at the onset of the pandemic, we drew down on the full amount available under our revolving credit facility (after taking into consideration outstanding letters of credit that reduce revolver availability). We also incurred $90.8 million of new short-term borrowings early in our fiscal 2020 second quarter and issued $100.05 million in convertible notes in our fiscal 2020 third quarter, the majority of which was used to repay existing borrowings under our revolving credit facility. Net cash provided by financing activities during fiscal 2020 was reduced by $16.9 million of capped call transactions. As a result, we added $221.5 million of new short-term revolving credit facility borrowings, and we made $302.5 million of repayments on short-term revolving credit facility borrowings during fiscal 2020 (net decrease in borrowings on our credit facility of $81.0 million).
We received $6.7 million in proceeds from borrowings against the cash surrender value of a life insurance policy during fiscal 2021. We received Payroll Protection Program (“PPP”) loan proceeds during the second quarter of fiscal 2020, the majority of which were used for qualifying expenses during such quarter that we believed would result in forgiveness of the loan under provisions of the CARES Act. During the third quarter of fiscal 2021, we received notification that qualifying expenses for all of our PPP loans were forgiven. The portion of the PPP loan proceeds that were not used for qualifying expenses totaling approximately $3.4 million contributed to net cash provided by financing activities during fiscal 2020.
Principal payments on long-term debt were approximately $10.7 million during fiscal 2021, including a $10.0 million installment payment on senior notes, compared to payments of $9.4 million during fiscal 2020, which included a $9.0 million final payment on senior notes that matured in April 2020. We incurred $0.2 million and $7.6 million in debt issuance costs during fiscal 2021 and fiscal 2020, respectively.
Our debt-to-capitalization ratio (including short-term borrowings but excluding our finance and operating lease obligations) was 0.37 at December 30, 2021, compared to 0.37 at December 31, 2020. A change in the accounting for our convertible senior notes (described in Note 1 of the notes to our consolidated financial statements included in this annual report on Form 10-K) contributed to the increase in our debt-to-capitalization ratio. Based upon our current expectations for our fiscal 2022 operating results and capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio may modestly decrease during fiscal 2022. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2022 are dependent upon, among other things, our actual operating results, capital expenditures, asset sales proceeds and potential equity transactions during the year.
During fiscal 2021 and fiscal 2020 we did not repurchase any shares of our common stock in the open market. As of December 30, 2021, approximately 2.7 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
We did not make any dividend payments during fiscal 2021. We made one quarterly dividend payment totaling $5.1 million during fiscal 2020 before suspending dividends. Our Credit Agreement, as recently amended, required us to temporarily suspend our quarterly dividend payments and prohibited us from repurchasing shares of our common stock in the open market through the end of fiscal 2021. The Credit Agreement also limits the total amount of quarterly dividend payments or share repurchases during the four subsequent quarters beginning with the first quarter of fiscal 2022 to no more than $1.55 million per quarter, unless we have paid off the Term Loan A and returned to compliance with prior financial covenants under the Credit Agreement (specifically, the consolidated fixed charge coverage ratio), at which point we have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Contractual Obligations, Commercial Commitments and Future Uses of Cash
The following schedule details our contractual obligations at December 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$215,144	$10,967	$22,118	$124,346	$57,713
Interest on fixed-rate long term debt(1)	41,368	10,710	18,254	10,095	2,309
Pension obligations	46,827	1,697	3,734	4,561	36,835
Operating lease obligations	310,190	26,803	52,152	50,711	180,524
Finance lease obligations	23,794	3,404	6,218	5,714	8,458
Short-term borrowings	47,346	47,346	—	—	—
Construction commitments	11,776	11,776	—	—	—
Total contractual obligations	$696,445	$112,703	$102,476	$195,427	$285,839
________________
(1)Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate.
Additional detail describing our long-term debt is included in Note 7 to our consolidated financial statements.
As of December 30, 2021, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 10 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.
As of December 30, 2021, we had no debt or lease guarantee obligations.
In connection with the mortgage loan obtained by the Kimpton Hotel Monaco Pittsburgh (“Monaco”) joint venture, we provided an environmental indemnity and a “bad boy” guaranty that provides that the lender can recover losses from us for certain bad acts of the Monaco joint venture, such as but not limited to fraud, intentional misrepresentation, voluntary incurrence of prohibited debt, prohibited transfers of the collateral, and voluntary bankruptcy of the Monaco joint venture. Under the terms of the Monaco joint venture operating agreement, Searchlight has agreed to fully indemnify us under the “bad boy” guarantees for any losses other than those attributable to our own bad acts and has agreed to indemnify us to its proportionate liability under the environmental liability. Additional detail describing the Monaco joint venture is included in Note 13 to our consolidated financial statements.
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.
Variable interest rate debt outstanding as of December 30, 2021 (including short-term borrowings) totaled $47.5 million ($47.3 million net of debt issuance costs), carried an average interest rate of 3.75% and represented 17.8% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, variable interest rate debt outstanding as of December 30, 2021 (including short term borrowing) totaled $22.5 million, carried an average interest rate of 3.75% and represented 8.4% of our total debt portfolio. Our earnings may be affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility. Our Credit Agreement currently provides for a 1.0% LIBOR floor. Based upon the interest rates in effect on our variable rate debt outstanding as of December 30, 2021, LIBOR would need to increase by approximately 90 basis points before our annual interest expense would be impacted. If that were to happen, an additional 100 basis point increase in market interest rates above the LIBOR floor would increase our annual interest expense by approximately $0.2 million taking our outstanding swap agreement into consideration.
Fixed interest rate debt totaled $219.0 million million as of December 30, 2021, carried an average interest rate of 4.93% and represented 82.2% of our total debt portfolio. After adjusting for an outstanding swap agreement described below, fixed interest rate debt totaled $244.0 million as of December 30, 2021, carried an average interest rate of 4.98% and represented 91.6% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 4.32% (plus a specified period fee of 0.975% described above), maturing in fiscal 2022 through 2027; convertible senior notes bearing interest of 5.0%, maturing in fiscal 2025, fixed rate mortgages and other debt instruments bearing interest from 3.00% to 5.75%, maturing in fiscal 2025 and 2042, and PPP loans bearing interest at 1.0%, maturing in fiscal 2025. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 30, 2021, the fair value of our $90.0 million of senior notes was approximately $91.2 million. As of December 30, 2021, the fair value of our $100.1 million of convertible senior notes was approximately $184.3 million. Based upon the respective rate and prepayment provisions of our remaining fixed interest rate mortgage and unsecured term note at December 30, 2021, the carrying amounts of such debt approximated fair value as of such date.
The variable interest rate debt (including short-term borrowings) and fixed interest rate debt outstanding as of December 30, 2021 matures as follows (in thousands):

	F2022	F2023	F2024	F2025	F2026	Thereafter	Total
Variable interest rate	$47,499	$—	$—	$—	$—	$—	$47,499
Fixed interest rate	11,977	12,038	12,099	124,847	297	57,716	218,974
Debt issuance costs	(1,162)	(1,010)	(1,009)	(759)	(40)	(3)	(3,983)
Total debt	$58,314	$11,028	$11,090	$124,088	$257	$57,713	$262,490
We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense.
On March 1, 2018, we entered into two interest rate swap agreements covering $50.0 million of floating rate debt which require us to pay interest at a defined fixed rate while receiving interest at a defined variable rate of one-month LIBOR. The first swap had a notional amount of $25.0 million, expired on March 1, 2021 and had a fixed rate of 2.559%. The second swap has a notional amount of $25.0 million, expires on March 1, 2023 and has a fixed rate of 2.687%. The interest rate swaps are considered effective for accounting purposes and qualify as cash flow hedges. These swap agreements did not materially impact our fiscal 2021 earnings and we do not expect the remaining interest rate swap to materially impact our fiscal 2022 earnings.
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
•We review long-lived assets, including property and equipment, operating lease right-of-use assets and our trade name intangible asset, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Such review is primarily done at the individual theatre or hotel property level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. We use judgment to determine whether indicators of impairment exist. The determination of the occurrence of a triggering event is based upon our knowledge of the theatre and hospitality industries, historical experience such as recent operating results, location of the property, market conditions, recent events or transactions, and property-specific information available at the time of the assessment. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset if it is determined that the long-lived asset is not recoverable. In performing these analyses, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, the continuing impact of the COVID-19 pandemic, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows is less than the current carrying value, we then prepare a fair value analysis of the asset. If the carrying value of the asset exceeds the fair value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2021, we recorded before-tax impairment charges totaling $5.8 million related to two operating theatres, three permanently closed theatres and surplus real estate that we intend to sell. During fiscal 2020, we recorded before-tax impairment charges totaling $24.7 million related to our trade name intangible asset and multiple theatre locations. During fiscal 2019, we recorded a before-tax impairment charge of $1.9 million related to a specific theatre location.
•We review goodwill for impairment annually or more frequently if certain indicators arise. Beginning in fiscal 2021, we performed our annual impairment test on the first day of our fiscal fourth quarter. In prior years, we performed our annual impairment test on the last day of our fiscal year. We believe performing the test at the beginning of the fourth fiscal quarter is preferable as it better aligns with our forecasting and budgeting process. The change in the annual impairment test date does not represent a material change to our method of applying an accounting principle. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a quantitative test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment.
Due to the COVID-19 pandemic and the temporary closing of all of our theatre locations, we determined that a triggering event occurred during the 13 weeks ended March 26, 2020 and performed a quantitative analysis. In order to determine fair value, we used assumptions based on information available to us as of March 26, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 20% and deemed that no impairment was indicated as of March 26, 2020. Due to the ongoing impact of the COVID-19 pandemic, the continued temporary closing of several of our theatre locations, and a reduction in our share price, we also determined that a triggering event occurred during the quarter ended September 24, 2020. As a result, we performed a quantitative analysis as of that date as well as of December 31, 2020. In order to determine fair value, we used assumptions based on information available to us as of September 24, 2020 and December 31, 2020, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by approximately 17% and 21%, respectively, and deemed that no impairment was indicated as of September 24, 2020 and December 31, 2020.
During the first three quarters of fiscal 2021, we determined that there were no indicators of impairment that would require an additional quantitative analysis during these interim periods. We performed our annual goodwill impairment test as of October 1, 2021 and determined that a quantitative analysis would be appropriate. In order to determine fair value, we used assumptions based on information available to us as of October 1, 2021, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by a substantial amount and deemed that no impairment was indicated as of October 1, 2021. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.
•Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net earnings or the gain or loss on the sale of any of the assets.
•Periodically, we make acquisitions that may have a material impact on our consolidated financial position. Assets acquired and liabilities assumed in acquisitions are recorded at fair value as of the acquisition date. We use judgment to allocate the purchase price of the businesses acquired to the identifiable tangible and intangible assets acquired and liabilities assumed. In some cases, we may use an independent valuation firm to assist with our valuation, and our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired businesses using acceptable valuation techniques. Generally, tangible assets acquired include property and equipment, finance lease right-of-use assets and operating lease right-of-use assets. Intangible assets acquired may include tradename intangibles, non-compete agreements or goodwill in a business combination. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year following the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. During fiscal 2019, we acquired the assets of Movie Tavern for a total purchase price of approximately $139.3 million.
Implementation of New Accounting Standards
On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes. The amendments in ASU No. 2019-12 are designed to simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of the new standard did not have a material effect on our consolidated financial statements.
On January 1, 2021, we early adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU No. 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in ASC 470-20 for certain contracts. As a result, embedded conversion features are not presented separately in equity, rather, the contract is accounted for as a single liability measured at its amortized cost.

We adopted ASU No. 2020-06 using a modified retrospective method of transition. As such, we recorded a one-time cumulative effect adjustment to the balance sheet and the reported financial information for the historical comparable periods will not be revised and will continue to be reported under the accounting standard in effect during the historical periods. We recorded a one-time cumulative effect adjustment to the balance sheet on January 1, 2021 as follows:

	Balance at December 31, 2020	Cumulative adjustment	Balance at January 1, 2021
	(in thousands)
Long-term debt	$193,036	$21,393	$214,429
Deferred income taxes	33,429	(5,584)	27,845
Capital in excess of par	153,529	(16,511)	137,018
Retained earnings	331,897	702	332,599

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

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 30, 2021. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Douglas A. Neis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the “Company”) as of December 30, 2021 and December 31, 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity and cash flows, for each of the three years in the period ended December 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Long-Lived Assets – Assessment and Evaluation of Impairment – Refer to Note 1 and Note 4 to the financial statements
Critical Audit Matter Description
As of December 30, 2021, the Company had $771 million of net property and equipment and $217 million of operating lease right-of-use assets. The Company assesses long-lived assets for impairment at the individual hotel, theatre or surplus real estate property level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. During the year ended December 30, 2021, the Company recorded an impairment loss of $5.8 million.
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
When indicators of impairment were present, the Company determined if the individual hotel, theatre, or surplus real estate properties were recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets was less than their carrying amounts. In instances where the estimated undiscounted future cash flows attributable to these assets were less than the carrying amounts, the Company determined the fair value of the individual hotel, theatre, or surplus real estate properties and recorded an impairment loss based on the excess of the carrying amount over the fair value. The most significant assumption inherent in these recoverability and impairment analyses was the forecasted future cash flows (primarily driven by revenue growth rates for hotel and theatre properties and estimated sales prices for surplus real estate properties).
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
•We tested the effectiveness of internal controls over the Company’s assessment and evaluation of potential impairment for long-lived assets and over forecasted future cash flows that were used in their recoverability and impairment analyses.
•We evaluated the reasonableness of the information in the Company’s impairment indicators analyses, and the corresponding forecasted future cash flows used in their recoverability and impairment analyses, by comparing the forecasts to (1) historical actual information, (2) internal communications between management and the Board of Directors and (3) forecasted information included in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the estimated sales price of surplus real estate by developing an independent estimate of the estimated sales price through use of comparable information from recent real estate transactions. For surplus real estate properties sold after December 30, 2021, we obtained executed sales agreements to evaluate the Company’s estimates.
•We evaluated the Company’s forecasted future cash flows for consistency with evidence obtained in other areas of the audit.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 3, 2022
We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2021, of the Company and our report dated March 3, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 3, 2022

THE MARCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$17,658	$6,745
Restricted cash (Note 1)	6,396	7,343
Accounts receivable, net of reserves (Note 6)	28,902	6,359
Government grants receivable (Note 2)	4,335	4,913
Refundable income taxes	22,435	27,934
Assets held for sale (Note 1)	4,856	4,117
Other current assets (Note 1)	15,364	10,406
Total current assets	99,946	67,817
PROPERTY AND EQUIPMENT, NET (Note 6)	771,192	848,328
OPERATING LEASE RIGHT-OF-USE ASSETS (Note 8)	217,072	229,660
OTHER ASSETS:
Investments in joint ventures (Note 13)	2,335	2,084
Goodwill (Note 1)	75,095	75,188
Deferred income taxes (Note 11)	10,032	—
Other (Note 6)	12,689	31,101
Total other assets	100,151	108,373
Total assets	$1,188,361	$1,254,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,781	$13,158
Taxes other than income taxes	19,566	18,308
Accrued compensation	20,474	7,633
Other accrued liabilities (Note 1)	59,678	58,154
Short-term borrowings (Note 7)	47,346	87,194
Current portion of finance lease obligations (Note 8)	2,561	2,783
Current portion of operating lease obligations (Note 8)	16,795	19,614
Current maturities of long-term debt (Note 7)	10,967	10,548
Total current liabilities	213,168	217,392

FINANCE LEASE OBLIGATIONS (Note 8)	17,192	19,744
OPERATING LEASE OBLIGATIONS (Note 8)	216,064	230,550
LONG-TERM DEBT (Note 7)	204,177	193,036
DEFERRED INCOME TAXES (Note 11)	26,183	33,429
OTHER LONG- TERM OBLIGATIONS (Note 10)	57,963	61,304
COMMITMENTS AND LICENSE RIGHTS (Note 12)
EQUITY (NOTE 9):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,345,356 at December 30, 2021 and 23,264,259 shares at December 31, 2020	24,345	23,264
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,130,125 at December 30, 2021 and 7,925,254 at December 31, 2020	7,130	7,926
Capital in excess of par	145,656	153,529
Retained earnings	289,306	331,897
Accumulated other comprehensive loss	(11,444)	(14,933)
	454,993	501,683
Less cost of Common Stock in treasury (48,111 shares at December 30, 2021 and 124,758 shares at December 31, 2020)	(1,379)	(2,960)
Total shareholders’ equity attributable to The Marcus Corporation	453,614	498,723
Noncontrolling interests	—	—
Total equity	453,614	498,723
Total liabilities and shareholders’ equity	$1,188,361	$1,254,178
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in thousands, except per share data)

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019
REVENUES:
Theatre admissions	$130,740	$64,825	$284,141
Rooms	77,650	35,386	105,857
Theatre concessions	118,666	56,711	231,237
Food and beverage	47,086	24,822	74,665
Other revenues	65,331	38,742	87,805
	439,473	220,486	783,705
Cost reimbursements	18,771	17,202	37,158
Total revenues	458,244	237,688	820,863

COSTS AND EXPENSES:
Theatre operations	140,821	92,232	267,741
Rooms	30,394	21,243	40,381
Theatre concessions	47,681	29,747	85,289
Food and beverage	36,833	26,124	60,812
Advertising and marketing	16,069	11,074	24,583
Administrative	63,350	51,046	73,522
Depreciation and amortization	72,127	75,052	72,277
Rent (Note 8)	25,594	26,866	26,099
Property taxes	18,473	23,560	21,871
Other operating expenses (Note 2)	23,817	17,288	41,065
Impairment charges (Note 4)	5,766	24,676	1,874
Reimbursed costs	18,771	17,202	37,158
Total costs and expenses	499,696	416,110	752,672
OPERATING INCOME (LOSS)	(41,452)	(178,422)	68,191

OTHER INCOME (EXPENSE):
Investment income	599	564	1,379
Interest expense	(18,702)	(16,275)	(11,791)
Other income (expense), net	(2,510)	(986)	(1,921)
Gain (loss) on disposition of property, equipment and other assets	3,163	856	(1,149)
Equity losses from unconsolidated joint ventures, net (Note 13)	(92)	(1,539)	(274)
	(17,542)	(17,380)	(13,756)

EARNINGS (LOSS) BEFORE INCOME TAXES	(58,994)	(195,802)	54,435
INCOME TAX EXPENSE (BENEFIT) (Note 11)	(15,701)	(70,936)	12,320
NET EARNINGS (LOSS)	(43,293)	(124,866)	42,115
NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(23)	98
NET EARNINGS (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$(43,293)	$(124,843)	$42,017

NET EARNINGS (LOSS) PER SHARE – BASIC:
Common Stock	$(1.42)	$(4.13)	$1.44
Class B Common Stock	(1.25)	(3.74)	1.25

NET EARNINGS (LOSS) PER SHARE – DILUTED:
Common Stock	$(1.42)	$(4.13)	$1.35
Class B Common Stock	(1.25)	(3.74)	1.24
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019

NET EARNINGS (LOSS)	$(43,293)	$(124,866)	$42,115
OTHER COMPREHENSIVE INCOME (LOSS):
Pension gain (loss) arising during the period, net of tax effect (benefit) of $687, $(993) and $(1,833), respectively (Note 10)	1,943	(2,813)	(5,484)
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $342, $259 and $109, respectively (Note 10)	969	732	327
Fair market value adjustment of interest rate swaps, net of tax effect (benefit) of $9, $(335) and $(300), respectively (Note 7)	25	(949)	(853)
Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $195, $263 and $44 respectively (Note 7)	552	745	120
Other comprehensive income (loss)	3,489	(2,285)	(5,890)
COMPREHENSIVE INCOME (LOSS)	(39,804)	(127,151)	36,225
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(23)	98
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$(39,804)	$(127,128)	$36,127
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non-Controlling Interests	Total Equity
BALANCES AT DECEMBER 27, 2018	$22,843	$8,347	$63,830	$439,178	$(6,758)	$(37,431)	$490,009	$110	$490,119
Cash dividends:
$.58 per share Class B Common Stock	—	—	—	(4,648)	—	—	(4,648)	—	(4,648)
$.64 per share Common Stock	—	—	—	(14,663)	—	—	(14,663)	—	(14,663)
Exercise of stock options	—	—	(205)	—	—	1,725	1,520	—	1,520
Purchase of treasury stock	—	—	—	—	—	(1,119)	(1,119)	—	(1,119)
Savings and profit-sharing contribution	—	—	810	—	—	371	1,181	—	1,181
Reissuance of treasury stock	—	—	267	—	—	150	417	—	417
Issuance of non-vested stock	—	—	(527)	—	—	527	—	—	—
Share-based compensation	—	—	3,523	—	—	—	3,523	—	3,523
Reissuance of treasury stock - acquisition	—	—	77,960	—	—	31,237	109,197	—	109,197
Other	—	—	(109)	—	—	—	(109)	—	(109)
Conversions of Class B Common Stock	411	(411)	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(185)	(185)
Comprehensive income (loss)	—	—	—	42,017	(5,890)	—	36,127	98	36,225
BALANCES AT DECEMBER 26, 2019	23,254	7,936	145,549	461,884	(12,648)	(4,540)	621,435	23	621,458
Cash dividends:
$.15 per share Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$.17 per share Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	(67)	—	—	446	379	—	379
Purchase of treasury stock	—	—	—	—	—	(696)	(696)	—	(696)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	(21)	—	—	183	162	—	162
Issuance of non-vested stock	—	—	(631)	—	—	631	—	—	—
Share-based compensation	—	—	4,385	—	—	—	4,385	—	4,385
Equity component of issuance of convertible notes, net of tax and issuance costs	—	—	16,511	—	—	—	16,511	—	16,511
Capped call transactions, net of tax	—	—	(12,495)	—	—	—	(12,495)	—	(12,495)
Other	—	—	(1)	1	—	—	—	—	—
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(124,843)	(2,285)	—	(127,128)	(23)	(127,151)
BALANCES AT DECEMBER 31, 2020	23,264	7,926	153,529	331,897	(14,933)	(2,960)	498,723	—	498,723
Adoption of ASU No. 2020-06 (Note 7)	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(749)	—	—	2,279	1,530	—	1,530
Purchase of treasury stock	—	—	—	—	—	(1,391)	(1,391)	—	(1,391)
Savings and profit-sharing contribution	43	—	968	—	—	—	1,011	—	1,011
Reissuance of treasury stock	—	—	6	—	—	32	38	—	38
Issuance of non-vested stock	242	—	(903)	—	—	661	—	—	—
Share-based compensation	—	—	9,316	—	—	—	9,316	—	9,316
Conversions of Class B Common Stock	796	(796)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(43,293)	3,489	—	(39,804)	—	(39,804)
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019
OPERATING ACTIVITIES
Net earnings (loss)	$(43,293)	$(124,866)	$42,115
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	92	1,539	274
Distributions from joint ventures	—	—	200
Loss (gain) on disposition of property, equipment and other assets	(3,163)	(856)	1,149
Impairment charges	5,766	24,676	1,874
Depreciation and amortization	72,127	75,052	72,277
Amortization of debt issuance costs and debt discount	2,198	2,235	285
Share-based compensation	9,316	4,385	3,523
Deferred income taxes	(15,843)	(38,836)	9,111
Other long-term obligations	1,689	2,969	1,011
Contribution of the Company’s stock to savings and profit-sharing plan	1,011	1,315	1,181
Changes in operating assets and liabilities:
Accounts receivable	(22,055)	23,106	(3,781)
Government grants receivable	578	(4,913)	—
Other assets	(2,255)	3,476	1,102
Operating leases	(5,325)	9,185	(3,355)
Accounts payable	21,501	(32,131)	9,733
Income taxes	8,508	1,467	67
Taxes other than income taxes	1,258	(2,305)	1,664
Accrued compensation	12,841	(10,422)	508
Other accrued liabilities	1,300	(3,630)	2,541
Total adjustments	89,544	56,312	99,364
Net cash provided by (used in) operating activities	46,251	(68,554)	141,479
INVESTING ACTIVITIES
Capital expenditures	(17,082)	(21,363)	(64,086)
Acquisition of theatres, net of cash acquired and working capital assumed	—	—	(30,081)
Proceeds from disposals of property, equipment and other assets	22,145	4,485	22
Capital contribution in joint venture	(2,427)	(28)	—
Proceeds from sale of trading securities	377	5,184	—
Purchase of trading securities	(3,080)	(801)	—
Life insurance premium reimbursement	11,411	—	—
Other investing activities	(461)	450	199
Net cash provided by (used in) investing activities	10,883	(12,073)	(93,946)
FINANCING ACTIVITIES
Debt transactions:
Proceeds from borrowings on revolving credit facility	178,500	221,500	335,000
Repayment of borrowings on revolving credit facility	(178,500)	(302,500)	(333,000)
Proceeds from short-term borrowings	—	90,800	—
Repayment on short-term borrowings	(40,346)	(2,955)	—
Proceeds from convertible senior notes	—	100,050	—
Principal payments on long-term debt	(10,717)	(9,447)	(24,620)
Proceeds received from PPP loans expected to be repaid	—	3,424	—
Proceeds received from borrowing on insurance policy	6,700	—	—
Principal payments on finance lease obligations	(2,774)	(2,007)	(2,544)
Debt issuance costs	(208)	(7,560)	—
Equity transactions:
Treasury stock transactions, except for stock options	(417)	(534)	(702)
Exercise of stock options	594	379	1,520
Capped call transactions	—	(16,908)	—
Dividends paid	—	(5,145)	(19,311)
Distributions to noncontrolling interest	—	—	(185)
Net cash provided by (used in) financing activities	(47,168)	69,097	(43,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,966	(11,530)	3,691
Cash, cash equivalents and restricted cash at beginning of year	14,088	25,618	21,927
Cash, cash equivalents and restricted cash at end of year	$24,054	$14,088	$25,618
Supplemental Information:
Change in accounts payable for additions to property and equipment	$1,122	$(4,081)	$2,185
See accompanying notes.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business - The Marcus Corporation and its subsidiaries (the “Company”) operate principally in two business segments:
Theatres: Operates multiscreen motion picture theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia and a family entertainment center in Wisconsin.
Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois, Oklahoma and Nebraska and manages full service hotels, resorts and other properties in Wisconsin, Illinois, Minnesota, Texas, Nevada, Pennsylvania, California and Nebraska.
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
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 30, 2021 and December 31, 2020, respectively, the Company’s $4,617 and $1,415 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.
Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 30, 2021 and December 31, 2020, respectively, the $689 and $1,470 liability related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 30, 2021 and December 31, 2020, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 4 and Note 7.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $90,000 of senior notes, valued using Level 2 pricing inputs, is approximately $91,212 at December 30, 2021, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $184,342 at December 30, 2021, determined based on market rates and the closing trading price of the convertible senior notes as of December 30, 2021 (see Note 7 for further discussion on the Company’s senior notes and convertible senior notes). The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
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
Inventory - Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $4,913 and $3,434 as of December 30, 2021 and December 31, 2020, respectively, were included in other current assets.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of December 30, 2021, assets held for sale consists primarily of land.
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
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the following estimated useful lives or any related lease terms:

Years
Land improvements	10 - 20
Buildings and improvements	12 - 39
Leasehold improvements	3 - 40
Furniture, fixtures and equipment	2 - 20
Finance lease right-of-use assets	4 - 15
Depreciation expense totaled $72,044, $75,067 and $72,244 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During fiscal 2021 and fiscal 2020, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges as discussed in Note 4.
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
Goodwill - The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. Beginning in fiscal 2021, the Company performed its annual impairment test on the first day of the fiscal fourth quarter. In prior years, the Company performed its annual impairment test on the last day of the fiscal year. The Company believes performing the test at the beginning of the fourth fiscal quarter is preferable as it better aligns with the Company’s forecasting and budgeting process. The change in the annual impairment test date does not represent a material change to the Company’s method of applying an accounting principle. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, the Company considers the amount of excess fair value over the carrying value of the reporting unit, the period of time since its last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, the Company assesses numerous factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. Examples of qualitative factors that the Company assesses include its share price, its financial performance, market and competitive factors in its industry, and other events specific to the reporting unit. If the Company concludes that it is more likely than not that the fair value of its reporting unit is less than it carrying value, the Company performs a quantitative impairment test by comparing the carrying value of the reporting unit to the estimated fair value.
During fiscal 2021, the Company performed a quantitative analysis for its annual goodwill impairment test as of October 1, 2021. In order to determine fair value, the Company used assumptions based on information available to us as the date of the quantitative test, including both market data and forecasted cash flows. The Company determined that the fair value of its goodwill was greater than its carrying value by a substantial amount and deemed that no impairment was indicated as of October 1, 2021.
During fiscal 2020, the Company determined that indicators of impairment were present and performed quantitative tests at the end of the first and third quarters. In accordance with the Company’s accounting policy to perform an impairment analysis on the last day of the fiscal year, the Company performed a quantitative analysis as of December 31, 2020. In

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
order to determine fair value, the Company used assumptions based on information available to it as of the dates of the quantitative tests, including both market data and forecasted future cash flows (Level 3 pricing inputs). The Company then used this information to determine fair value. During the first, third and fourth quarters of fiscal 2020, the Company determined that the fair value of its goodwill was greater than its carrying value and no impairment was required. Substantially all of the Company’s goodwill relates to the theatre reporting unit.
A summary of the Company’s goodwill activity is as follows:

	December 30, 2021	December 31, 2020	December 26, 2019
Balance at beginning of period	$75,188	$75,282	$43,170
Acquisition	—	—	32,205
Sale	—	—	—
Deferred tax adjustment	(93)	(94)	(93)
Balance at end of period	$75,095	$75,188	$75,282
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
Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $23, $48 and $53 was capitalized in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Debt Issuance Costs - The Company records debt issuance costs on short-term borrowings and long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs and amortization of debt discount totaled $2,198, $2,235 and $285 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and were included in interest expense on the consolidated statements of earnings (loss).
Leases - The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases, (Accounting Standards Codification (ASC) 842), on the first day of fiscal 2019. See Note 8 for further discussion.
Investments – The Company has investments in debt and equity securities. These securities are stated at fair value based on listed market prices, where available, with the change in fair value recorded as investment income or loss within the consolidated statements of earnings (loss). The cost of securities sold is based upon the specific identification method.
Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. See Note 3 - Revenue Recognition.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options and convertible debt instruments using the if-converted method. Convertible Class B Common Stock and convertible debt instruments are reflected on an if-converted basis when dilutive to Common Stock. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock in periods that have net earnings since it would be dilutive to Common Stock earnings per share, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.
Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, the undistributed earnings (losses) for each period are allocated based on the proportionate share of entitled cash dividends.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019

Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$(43,293)	$(124,843)	$42,017

Denominator:
Denominator for basic EPS	31,360	31,042	30,656
Effect of dilutive employee stock options	—	—	496
Denominator for diluted EPS	31,360	31,042	31,152

Net earnings (loss) per share – Basic:
Common Stock	$(1.42)	$(4.13)	$1.44
Class B Common Stock	$(1.25)	$(3.74)	$1.25
Net earnings (loss) per share- Diluted:
Common Stock	$(1.42)	$(4.13)	$1.35
Class B Common Stock	$(1.25)	$(3.74)	$1.24
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect.
At December 30, 2021, approximately 104,000 common stock equivalents were excluded from the computation of diluted net loss per share because of the Company’s net loss. At December 30, 2021 and December 31, 2020, approximately 9,084,924 common stock equivalents underlying the conversion of the convertible senior notes were excluded from the computation of diluted net loss per share because of the Company’s net loss. Additionally, options to purchase 1,999,000 shares, 1,706,000 shares and 324,000 shares of common stock at prices ranging from $18.68 to $41.90, $16.32 to $41.90 and $38.51 to $41.90 per share were outstanding at December 30, 2021, December 31, 2020 and December 26, 2019, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 30, 2021	December 31, 2020

Unrecognized loss on interest rate swap agreements	$(509)	(1,086)
Net unrecognized actuarial loss for pension obligation	(10,935)	(13,847)
	$(11,444)	$(14,933)
New Accounting Pronouncements - On January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Incomes Taxes. The amendments in ASU No. 2019-12 are designed to simplify the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify generally accepted accounting principles for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
On January 1, 2021, the Company early adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU No. 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in ASC 470-20 for certain contracts. As a result, embedded conversion features are not presented separately in equity, rather, the contract is accounted for as a single liability measured at its amortized cost.
The Company adopted ASU No. 2020-06 using a modified retrospective method of transition. As such, the Company recorded a one-time cumulative effect adjustment to the balance sheet and the reported financial information for the historical comparable periods will not be revised and will continue to be reported under the accounting standard in effect during the historical periods. The Company recorded a one-time cumulative effect adjustment to the balance sheet on January 1, 2021 as follows:

	Balance at December 31, 2020	Cumulative adjustment	Balance at January 1, 2021
Long-term debt	$193,036	$21,393	$214,429
Deferred income taxes	33,429	(5,584)	27,845
Capital in excess of par	153,529	(16,511)	137,018
Retained earnings	331,897	702	332,599
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update provide increased transparency of government assistance including the requirement of certain disclosures in a company’s notes to the consolidated financial statements about transactions with a government. ASU No. 2021-10 is effective for the Company in fiscal 2022 with early adoption permitted. The standard can be applied either prospectively to all transactions within the scope of Topic 832 that are reflected in the financial statements as of the adoption date and all new transactions entered into after the date of adoption, or retrospectively. The Company is evaluating the effect that the standard will have on its related disclosures.
2. Impact of COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. The situation continues to be volatile and the social and economic effects are widespread. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses are significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and customers’ reactions or responses to such actions. These actions have included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures, issuing curfews, limiting business capacity, mandating mask-wearing and/or proof of vaccination, and issuing shelter-in-place, quarantine and stay-at-home orders.
The Company began fiscal 2021 with approximately 52% of its theatres open. As state and local governments eased restrictions in several of the Company’s markets and movie studios released several new films, the Company gradually reopened theatres during the first half of fiscal 2021. The Company ended fiscal 2021 with all of its theatres open. The majority of the reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
2. Impact of COVID-19 Pandemic (continued)
reduced operating hours during the fiscal 2021 first quarter. By the end of May 2021, the Company had returned the vast majority of its theatres to normal operating days (seven days per week) and operating hours. During fiscal 2021, all of the reopened theatres operated at significantly reduced attendance levels compared to prior pre-COVID-19 pandemic years due to customer concerns related to the COVID-19 pandemic and a reduction in the number of new films released. While still below pre-COVID-19 levels, attendance has gradually improved beginning in June 2021 as the number of vaccinated individuals increased, more films were released, and customer willingness to return to movie theatres increased.
The Company began fiscal 2021 with all eight of its company-owned hotels and all but one of its managed hotels open. The majority of the Company’s restaurants and bars in its hotels and resorts were open during fiscal 2021, operating under applicable state and local restrictions and guidelines, and in some cases, reduced operating hours. The majority of the Company’s hotels and restaurants are generating reduced revenues as compared to prior pre-COVID-19 pandemic years, although hotel occupancy increased throughout the fiscal 2021.
Since the COVID-19 crisis began, the Company has been working proactively to preserve cash and enhance liquidity. In fiscal 2020, the Company obtained additional financing and modified previously existing debt covenants. Additionally, early in the Company’s fiscal 2021 third quarter, in conjunction with an amendment to its revolving credit agreement, the Company paid down a portion of its term loan facility, reducing the balance of its short-term borrowings from approximately $83,500 to $50,000, and modified its previously existing debt covenants. In conjunction with the amendment, the maturity date of the term loan facility was extended to September 22, 2022.
Early in its first quarter of fiscal 2021, the Company received the remaining $5,900 of requested tax refunds from its fiscal 2019 tax return. During the first quarter of fiscal 2021, the Company filed income tax refund claims of $24,200 related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. The Company received approximately $1,800 of this refund in July 2021. Due to significant delays in processing refunds by the Internal Revenue Service, the remaining $22,300 refund, plus interest, was not received until February 2022. The Company also generated additional income tax loss carryforwards during fiscal 2021 that will benefit future years.
During the fourth quarter of fiscal 2020 and continuing into fiscal 2021, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic, utilizing funds received by the applicable state under provisions of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) or subsequent federal relief programs. The Company received $4,900 of these prior year grants in January 2021. The Company was awarded and received an additional $1,300 in theatre grants during the first quarter of fiscal 2021 and an additional $1,900 in hotel grants during the third quarter of fiscal 2021. The Company was also awarded an additional $4,500 in theatre grants during the fourth quarter of fiscal 2021, the majority of which was received in January 2022. All of these grants further contributed to the Company’s current liquidity position.
As of December 30, 2021, the Company had a cash balance of $17,658 and $221,449 of availability under its $225,000 revolving credit facility. The Company believes that with its liquidity position, combined with the expected receipt of income tax refunds and proceeds from the sale of surplus real estate, it is positioned to meet its obligations as they come due and to comply with its debt covenants for at least 12 months from the issuance date of these consolidated financial statements. The Company’s estimates and assumptions related to future forecasted results of the Company are subject to inherent risk and uncertainty due to the ongoing impact of the COVID-19 pandemic. The Company cannot assure that the impact of the COVID-19 pandemic will cease to have a material adverse effect on both its theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, and debt covenant compliance.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
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
The disaggregation of revenues by business segment for fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

	Fiscal 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$130,740	$—	$—	$130,740
Rooms	—	77,650	—	77,650
Theatre concessions	118,666	—	—	118,666
Food and beverage	—	47,086	—	47,086
Other revenues(1)	21,754	43,219	358	65,331
Cost reimbursements	88	18,683	—	18,771
Total revenues	$271,248	$186,638	$358	$458,244

	Fiscal 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$64,825	$—	$—	$64,825
Rooms	—	35,386	—	35,386
Theatre concessions	56,711	—	—	56,711
Food and beverage	—	24,822	—	24,822
Other revenues(1)	10,764	27,552	426	38,742
Cost reimbursements	324	16,878	—	17,202
Total revenues	$132,624	$104,638	$426	$237,688

	Fiscal 2019
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$284,141	$—	$—	$284,141
Rooms	—	105,857	—	105,857
Theatre concessions	231,237	—	—	231,237
Food and beverage	—	74,665	—	74,665
Other revenues(1)	40,825	46,547	433	87,805
Cost reimbursements	877	36,281	—	37,158
Total revenues	$557,080	$263,350	$433	$820,863
(1)Included in other revenues is an immaterial amount related to rental income that is not considered contract revenue from contracts with customers under ASC 606.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
3. Revenue Recognition (continued)
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
The Company had deferred revenue from contracts with customers of $39,144, $37,307 and $43,200 as of December 30, 2021, December 31, 2020 and December 26, 2019, respectively. The Company had no contract assets as of December 30, 2021 and December 31, 2020. During fiscal 2021, the Company recognized revenue of $13,968 that was included in deferred revenues as of December 31, 2020. During fiscal 2020, the Company recognized revenue of $13,579 that was included in deferred revenues as of December 26, 2019. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of December 30, 2021, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $3,631 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.
As of December 30, 2021, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,774 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
4. Impairment Charges
During fiscal 2021, the Company determined that indicators of impairment were present at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to certain theatre assets was less than their carrying amounts. The Company evaluated the fair value of these assets, consisting primarily of land, building, leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded impairment losses of $5,766, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of all impaired assets was $11,689 as of December 30, 2021, excluding any applicable remaining lease obligations.
In fiscal 2020, the Company determined that indicators of impairment were evident at all asset groups. For certain theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amounts. The Company evaluated the fair value of these assets, consisting primarily of land, building, leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded a $22,076 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of all impaired assets was $33,313 as of December 31, 2020, excluding any applicable remaining lease obligations.
In fiscal 2020, the Company determined that indicators of impairment were evident related to its trade name intangible asset. The Company estimated the fair value of its trade name intangible asset using an income approach, specifically the relief from royalty method, which uses certain assumptions that are Level 3 pricing inputs, including future revenues attributable to the trade name, a royalty rate (1.0% as of December 31, 2020) and a discount rate (17.0% as of December 31, 2020). During fiscal 2020, the Company determined that the fair value of the asset was less than the carrying value and recorded a $2,600 impairment loss. The fair value of the trade name intangible asset was $6,900 as of December 31, 2020.
5. Acquisition
On February 1, 2019, the Company acquired 22 dine-in theatres with 208 screens located in nine Southern and Eastern states from VSS-Southern Theatres LLC (Movie Tavern) for a total purchase price of $139,310, consisting of $30,000 in cash, subject to certain adjustments, and 2,450,000 shares of the company’s Common Stock with a value of $109,197, based on the Company’s closing share price as of January 31, 2019. The acquisition was treated as a purchase in accordance with ASC No. 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The Company obtained assistance from a third party valuation specialist in order to assist in the determination of fair value. The Company provided assumptions to the third party valuation firm based on information available to it at the acquisition date, including both quantitative and qualitative information about the specified assets or liabilities. The Company primarily utilized the third party to accumulate comparative data from multiple sources and assemble a report that summarized the information obtained. The Company then used the information to determine fair value. The third party valuation firm was supervised by Company personnel who are knowledgeable about valuations and fair values. The Company finalized the fair values for both tangible and intangible assets and the liabilities during the fourth quarter of fiscal 2019.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Acquisition (continued)
The following is a summary of the allocation of the purchase price:

Other current assets	$4,855
Property and equipment(1)	95,021
Operating lease right-of-use assets	160,567
Deferred tax asset	753
Other (long-term assets)(2)	9,710
Goodwill(3)	32,205
Taxes other than income taxes	(206)
Other accrued liabilities	(3,322)
Operating lease obligations	(160,273)
Total	$139,310

(1)Amounts recorded for property and equipment include land, building, leasehold improvements and equipment.
(2)Amounts recorded primarily relate to a trade name intangible asset of $9,500 which the Company has determined to have an indefinite life.
(3)Amounts recorded for goodwill are expected to be deductible for tax purposes.

The purchase price paid by the Company in the acquisition resulted in recognition of goodwill because it exceeded the estimated fair value of the assets acquired and liabilities assumed. The Company paid a price in excess of estimated fair value of the assets acquired and liabilities assumed because the acquisition of Movie Tavern created an opportunity for the Company to expand into new growth markets and leverage its proven success in the theatre industry. The Company also realized synergy and cost savings related to the acquisition because of purchasing and procurement economies of scale.
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
The acquired theatres contributed approximately $125,839 to revenue in fiscal 2019. Excluding the impact of acquisition costs, the acquired theatres did not have a material impact on the Company’s fiscal 2019 net earnings. Acquisition costs incurred as a result of the Movie Tavern acquisition were approximately $1,283 and $1,507 during fiscal 2019 and fiscal

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Acquisition (continued)
2018, respectively, and were expensed as incurred and included in administrative expense in the consolidated statements of earnings.
Assuming the Movie Tavern acquisition occurred at the beginning of fiscal 2018, unaudited pro forma revenues for the Company during fiscal 2018 were $845,662. The Movie Tavern theatres would not have had a material impact on the Company’s fiscal 2018 net earnings. Unaudited pro forma revenues for the Company during fiscal 2019 would have been $832,349. The additional five weeks of Movie Tavern theatres operations would not have had a material impact on the Company’s fiscal 2019 net earnings.
6. Additional Balance Sheet Information
The composition of accounts receivable is as follows:

	December 30, 2021	December 31, 2020
Trade receivables, net of allowances of $1,001 and $1,284, respectively	$8,981	$405
Other receivables	19,921	5,954
	$28,902	$6,359
The composition of property and equipment, which is stated at cost, is as follows:

	December 30, 2021	December 31, 2020
Land and improvements	$129,642	$145,671
Buildings and improvements	756,974	759,421
Leasehold improvements	166,060	163,879
Furniture, fixtures and equipment	375,650	374,253
Finance lease right-of-use assets	75,124	75,322
Construction in progress	6,000	3,360
	1,509,450	1,521,906
Less accumulated depreciation and amortization	738,258	673,578
	$771,192	$848,328
The composition of other assets is as follows:

	December 30, 2021	December 31, 2020
Split dollar life insurance policies	$—	$11,411
Intangible assets	6,987	7,297
Other assets	5,702	12,393
	$12,689	$31,101
Included in intangible assets is a trade name valued at $6,900 as of December 30, 2021 and December 31, 2020 that has an indefinite life.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings
Long-term debt is summarized as follows:

	December 30, 2021	December 31, 2020
Mortgage notes	$24,388	$24,482
Senior notes	90,000	100,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	1,356	1,735
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	3,181	3,424
Revolving credit agreement	—	—
Debt issuance costs	(3,831)	(3,684)
Total debt, net of debt issuance costs	215,144	226,007
Less current maturities, net of issuance costs	10,967	10,548
Less debt discount	—	22,423
Long-term debt	204,177	193,036
Short-term borrowings	47,346	87,194
Total debt and short-term borrowings, net of issuance costs	$262,490	$313,201
The mortgage notes bear fixed rate interest from 3.00% to 5.03%, have a weighted-average rate of 4.27% at December 30, 2021 and December 31, 2020, and mature in fiscal years 2025 through 2043. The mortgage notes are secured by the related land, buildings and equipment.
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
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At December 30, 2021, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at LIBOR plus a margin, effectively 3.35% at December 30, 2021. Availability under the $225,000 revolving credit facility was $221,449 as of December 30, 2021 after taking into consideration outstanding letters of credit that reduce revolver availability.
The First Amendment provided a new $90,800 364-day Senior Term Loan A (the “Term Loan A”). The Company used the proceeds from the Term Loan A to repay borrowings under the Credit Agreement, to pay costs and expenses related to the First Amendment, and for general corporate purposes. In conjunction with the Third Amendment, among other things, the Company paid down the Term Loan A to $50,000 and the maturity date of the Term Loan A was extended to September 22, 2022. As of December 30, 2021 the balance of the Term Loan A was $47,346, net of amortized debt issuance costs of $651, is included in short-term borrowings on the consolidated balance sheet and bears interest at 3.75%.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
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
The Credit Agreement contains various restrictions and covenants applicable to the Company. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts the Company’s ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires the Company’s consolidated EBITDA not to be less than or equal to (i) $10,000 as of December 30, 2021 for the two consecutive fiscal quarters then ending, (ii) $25,000 as of March 31, 2022 for the three consecutive fiscal quarters then ending or (iii) $50,000 as of June 30, 2022 for the four consecutive fiscal quarters then ending, (iv) $65,000 as of September 29, 2022 for the four consecutive fiscal quarters then ending, or (v) $70,000 as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires the Company’s consolidated liquidity not to be less than or equal to (i) $100,000 as of September 30, 2021, (ii) $100,000 as of December 30, 2021, (iii) $100,000 as of March 31, 2022, (iv) $100,000 as of June 30, 2022, or (v) $50,000 as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50,000 for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits the Company from incurring or making capital expenditures, (i) during fiscal 2021 in excess of the sum of $40,000 plus certain adjustments, or (ii) during the Company’s 2022 fiscal year in excess of $50,000 plus certain adjustments.
Pursuant to the Credit Agreement, the Company is required to apply net cash proceeds received from certain events, including certain asset dispositions, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. During fiscal 2021, approximately $6,651 in asset sale proceeds were applied to the term loan balance. In addition, if, at any time during the specified period, the Company’s unrestricted cash on hand exceeds $75,000, the Credit Agreement requires the Company to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.
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
Note Purchase Agreements
The Company’s $90,000 of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%, with a weighted-average fixed rate of 4.19% at December 30, 2021 and 4.17% at December 31, 2020.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
On July 13, 2021, the Company and certain purchasers entered into amendments (the “Note Amendments”) to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the “Note Purchase Agreements”). The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements and are identical to the amended covenants that are referenced in the Credit Agreement section above. Additionally, from April 29, 2020 until the last day of the first fiscal quarter ending after the Collateral Release Date (as defined in the Note Amendments), the Company is required to pay a fee to each Note holder equal to 0.975% of the aggregate principal amount of Notes held by such holder and is payable quarterly (0.24375% of the aggregate principal amount of the Notes per quarter).
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
Convertible Senior Notes
On September 17, 2020, the Company entered into a purchase agreement to issue and sell $100,050 aggregate principal amount of its 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes.”) The Convertible Notes were issued pursuant to an indenture (the “Indenture”), dated September 22, 2020, between the Company and U.S. Bank National Association, as trustee. The net proceeds from the sale of the Convertible Notes were approximately $95,421 after deducting the Initial Purchasers’ fees and additional fees and expenses related to the offering. The Company used $16,908 of net proceeds from the offering to pay the cost of the Capped Call Transactions (as described below). The remainder of the net proceeds were used to repay borrowings under the Company’s revolving credit facility and for general corporate purposes. The Convertible Notes are senior unsecured obligations and rank (i) senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Notes; (ii) equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; (iii) effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries.
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
On January 1, 2021, the Company early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU No. 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments remove the separation models in ASC 470-20 for certain contracts. As a result, embedded conversion features would not be presented separately in equity, rather, the contract would be accounted for as a single liability measured at its amortized cost. The impact of the adoption of ASU No. 2020-06 is further discussed in Note 1. Additionally, upon adoption of ASU No. 2020-06, the Company uses the if-converted method when calculating diluted earnings (loss) per share for convertible debt instruments.
The Convertible Notes bear interest from September 22, 2020 at a rate of 5.00% per year. Interest will be payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Convertible Notes

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Convertible Notes are not freely tradeable as required by the Indenture. The Convertible Notes will mature on September 15, 2025, unless earlier repurchased or converted. Prior to March 15, 2025, the Convertible Notes will be convertible at the option of the holders only under the following circumstances: (i) during any fiscal quarter commencing after the fiscal quarter ending on December 30, 2020 (and only during such fiscal quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2025, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
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
During the Company’s fiscal 2021 second, third and fourth quarters, and the Company’s fiscal 2022 first quarter, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
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
Paycheck Protection Program Loans
During fiscal 2020, 11 of the Company’s subsidiaries received proceeds totaling $13,459 under the CARES Act’s Paycheck Protection Program (PPP). The PPP loans bear interest at a fixed interest rate of 1.0%, require principal and interest payments that began in April 2021, and mature in fiscal 2026. The PPP loans allow for a substantial amount of the principal to be forgiven. Under Section 1106 of the CARES Act, borrowers are eligible for forgiveness of principal and accrued interest on the loans to the extent that the proceeds are used to cover eligible payroll costs, mortgage interest costs, rent and utility costs (qualified expenses). As of December 30, 2021, the Company’s subsidiaries used a cumulative total of approximately $10,012 of the PPP loan proceeds to pay for qualified expenses. Of the cumulative proceeds used, approximately $9,094 of the expenditures paid were used to cover eligible employee payroll costs which offset the payroll costs of employees rehired due to the CARES Act. The remaining approximately $918 of expenditures paid were used to offset rent expense, utility costs and mortgage interest expense. The portion of the PPP loan proceeds used for qualified expenses were forgiven under the terms of the CARES Act program during fiscal 2021 and the Company reduced its cumulative subsidiary loan balances by this amount. The remaining loan balances that have not been used for qualified expenses and are expected to be repaid total $3,181 as of December 30, 2021, of which $941 is included in current maturities of long-term debt, and $2,240 is included in long-term debt on the consolidated balance sheet.
Scheduled annual principal payments on long-term debt, net of amortization of debt issuance costs, for the years subsequent to December 30, 2021, are as follows:

Fiscal Year
2022	$10,967
2023	11,028
2024	11,090
2025	124,088
2026	258
Thereafter	57,713
$215,144
Interest paid on short-term borrowings and long-term debt, net of amounts capitalized, for fiscal 2021, fiscal 2020 and fiscal 2019 totaled $14,119, $10,885 and $10,281, respectively.
Derivatives
The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.
The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000 of floating rate debt. The first agreement had a notional amount of $25,000, expired March 1, 2021, and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement has a notional amount of $25,000, expires March 1, 2023, and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (0.125% at December 30, 2021). The Company

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of December 30, 2021, the remaining interest rate swap was considered highly effective. The fair value of the interest rate swap on December 30, 2021 was a liability of $689 which is included in other long-term obligations in the consolidated balance sheet. The fair value of the interest rate swaps on December 31, 2020, was a liability of $1,470, of which $100 was included in other accrued liabilities and $1,370 was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.
8. Leases
The Company determines if an arrangement is a lease at inception. The Company evaluates each lease for classification as either a finance lease or an operating lease according to accounting guidance ASC 842. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. The Company leases real estate and equipment with lease terms of one year to 45 years, some of which include options to extend and/or terminate the lease. The exercise of lease renewal options is done at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term and related right-of-use asset and lease liability. The depreciable life of the asset is limited to the expected term. The Company’s lease agreements do not contain any residual value guarantees or any restrictions or covenants.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Leases (continued)
Total lease cost consists of the following:

Lease Cost	Classification	Fiscal 2021	Fiscal 2020
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$2,732	$2,851
Interest on lease liabilities	Interest expense	951	1,048
		$3,683	$3,899

Operating lease costs:
Operating lease costs	Rent expense	$25,489	$25,821
Variable lease cost	Rent expense	(30)	724
Short-term lease cost	Rent expense	135	321
		$25,594	$26,866
Additional information related to leases is as follows:

Other Information	Fiscal 2021	Fisal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,774	$2,007
Operating cash flows from finance leases	951	1,048
Operating cash flows from operating leases	31,136	17,685
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	—	1,417
Operating lease liabilities, including from acquisitions	2,663	10,957

	December 30, 2021	December 31, 2020
Finance leases:
Property and equipment – gross	$75,124	$75,322
Accumulated depreciation and amortization	(58,197)	(55,547)
Property and equipment - net	$16,927	$19,775
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	December 30, 2021	December 31, 2020
Weighted-average remaining lease terms:
Finance leases	8 years	9 years
Operating leases	13 years	15 years

Weighted-average discount rates:
Finance leases	4.58%	4.62%
Operating leases	4.48%	4.53%

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Leases (continued)
Maturities of lease liabilities as of December 30, 2021 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2022	$26,803	$3,404
2023	26,684	3,162
2024	25,468	3,056
2025	25,532	2,897
2026	25,179	2,817
Thereafter	180,524	8,458
Total lease payments	310,190	23,794
Less: amount representing interest	(77,331)	(4,041)
Total lease liabilities	$232,859	$19,753
Due to the COVID-19 pandemic, the Company temporarily closed all of its theatres on March 17, 2020 and had temporarily closed all of its company-owned hotels by April 8, 2020. At that time, the Company began actively working with landlords to discuss changes to the timing of lease payments and contract terms of leases due to the pandemic. The lease terms were negotiated on a lease-by-lease basis with individual landlords. In conjunction with these lease discussions, the Company obtained lease concessions for the majority of its leases. Substantially all of the lease concessions were for the deferral of lease payments into future periods. This resulted in the total payments required by the modified contract being substantially the same as or less than the total payments required by the original contract. The Company has made the policy election to account for these lease concessions as if they were made under the enforceable rights included in the original agreement and are thus outside of the modification framework. The Company has elected to account for these concessions as if no changes to the lease contract were made and has continued to recognize rent expense during the deferral period. Deferred rent payments of approximately $2,727 for the Company’s operating leases have been included in the total operating lease obligations as of December 30, 2021, of which approximately $788 is included in long-term operating lease obligations.
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
Through December 30, 2021, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company repurchased 61,654, 37,567 and 30,139 shares pursuant to these authorizations during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. At December 30, 2021, there were 2,657,340 shares available for repurchase under these authorizations.
The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 30, 2021, there were 421,870 shares available under this authorization.
Shareholders have approved the issuance of up to 7,437,500 shares of Common Stock under various equity incentive plans. Stock options granted under the plans to employees generally become exercisable either 40% after two years, 60% after three years, 80% after four years and 100% after five years of the date of grant, or 50% after two years, 75% after three years and 100% after four years of the date of grant, depending on the date of grant. The options generally expire ten years from the date of grant as long as the optionee is still employed with the Company.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Shareholders’ Equity and Share-Based Compensation (continued)
Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, or 50% after two years of the grant date and 100% after four years of the grant date, depending on the date of grant, or in the case of a special grant awarded in fiscal 2021, one year after the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises may be issued from previously acquired treasury shares. At December 30, 2021, there were 1,851,090 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.
Share-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2021, fiscal 2020 and fiscal 2019:

Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019
Risk-free interest rate	0.97 – 1.26%	0.40 – 1.26%	2.50 – 2.60%
Dividend yield	1.50 – 1.50%	1.70 – 1.90%	1.70%
Volatility	28 - 53%	27 – 41%	27 – 32%
Expected life	6 – 8 years	6 – 8 years	6 – 8 years
Total pre-tax share-based compensation expense was $9,316, $4,385 and $3,523 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The recognized tax benefit on share-based compensation was $1,997, $771 and $1,127 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The increase in the recognized tax benefit during fiscal 2019 was primarily due to an increase in stock options exercised where the market price was significantly greater than the grant date fair value of the stock options.
A summary of the Company’s stock option activity and related information follows:

	Year Ended
	December 30, 2021		December 31, 2020		December 26, 2019
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,234	$24.87	1,641	$25.46	1,450	$21.25
Granted	531	21.74	728	23.47	329	41.67
Exercised	(134)	11.42	(31)	12.21	(97)	15.60
Forfeited	(98)	26.60	(104)	28.06	(41)	30.58
Outstanding at end of period	2,533	24.84	2,234	24.87	1,641	25.46
Exercisable at end of period	1,119	$24.76	1,001	$20.38	802	$18.22
Weighted-average fair value of options granted during the period	$9.47		$5.96		$11.79
Exercise prices for options outstanding as of December 30, 2021 ranged from $12.71 to $41.90. The weighted-average remaining contractual life of those options is 6.6 years. The weighted-average remaining contractual life of options

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Shareholders’ Equity and Share-Based Compensation (continued)
currently exercisable is 4.4 years. There were 2,486,000 options outstanding, vested and expected to vest as of December 30, 2021, with a weighted-average exercise price of $24.87 and an intrinsic value of $1,965. Additional information as of December 30, 2021 related to options outstanding segregated by exercise price range is as follows:

	Exercise Price Range
	$12.71 to $20.26	$20.27 to $27.00	$27.01 to $41.90
Options outstanding	827	765	941
Weighted-average exercise price of options outstanding	$16.18	$23.66	$33.42
Weighted-average remaining contractual life of options outstanding	4.5	8	7.2
Options exercisable	580	205	334
Weighted-average exercise price of options exercisable	$17.55	$26.96	$35.89
The intrinsic value of options outstanding at December 30, 2021 was $1,996 and the intrinsic value of options exercisable at December 30, 2021 was $756. The intrinsic value of options exercised was $1,164, $0 and $2,135 during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of December 30, 2021, total remaining unearned compensation cost related to stock options was $6,336, which will be amortized to expense over the remaining weighted-average life of 2.6 years.

A summary of the Company’s non-vested stock activity and related information follows:

	Year Ended
	December 30, 2021		December 31, 2020		December 26, 2019
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	147	$31.02	174	$29.16	158	$18.98
Granted	251	19.63	42	31.43	39	38.24
Vested	(32)	30.69	(69)	26.56	(23)	18.60
Forfeited	(9)	19.77	—	—	—	—
Outstanding at end of period	357	$23.32	147	$31.02	174	$29.16
The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 30, 2021, total remaining unearned compensation related to non-vested stock was $3,022, which will be amortized over the weighted-average remaining service period of 2.0 years
10. Employee Benefit Plans
The Company has a qualified profit-sharing retirement savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. During fiscal 2021, fiscal 2020 and fiscal 2019, the first 2% of the matching contribution was made with the Company’s common stock. Retirement savings plan expense was $1,696, $1,718 and $2,311 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans. The Company’s unfunded, nonqualified retirement plan includes two components. The first component is a defined-benefit plan that applies to certain participants. The second component applies to all other participants and provides an account-based supplemental retirement benefit.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Employee Benefit Plans (continued)
The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the consolidated balance sheets and recognizes changes in these amounts in the year in which changes occur through comprehensive income.
The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 30, 2021 and December 31, 2020 measurement dates is as follows:

	December 30, 2021	December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of period	$48,604	$43,824
Service cost	1,122	1,095
Interest cost	1,201	1,371
Actuarial (gain) loss	(2,630)	3,806
Benefits paid	(1,470)	(1,492)
Benefit obligation at end of year	$46,827	$48,604

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,674)	$(1,401)
Noncurrent accrued benefit liability (included in Other long-term obligations)	(45,153)	(47,203)
Total	$(46,827)	$(48,604)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$15,120	$19,125
Prior service credit	(323)	(387)
Total	$14,797	$18,738

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019
Net periodic pension cost:
Service cost	$1,122	$1,095	$833
Interest cost	1,201	1,371	1,485
Net amortization of prior service cost and actuarial loss	1,311	990	436
	$3,634	$3,456	$2,754
The $10,935 loss, net of tax, included in accumulated other comprehensive loss at December 30, 2021, consists of the $11,174 net actuarial loss, net of tax, and the $239 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $13,847 loss, net of tax, included in accumulated other comprehensive loss at December 31, 2020, consists of the $14,133 net actuarial loss, net of tax, and the $286 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Employee Benefit Plans (continued)
The accumulated benefit obligation was $42,853 and $43,548 as of December 30, 2021 and December 31, 2020, respectively.
The pre-tax change in the benefit obligation recognized in other comprehensive loss was as follows:

	Year Ended
	December 30, 2021	December 31, 2020
	(in thousands)
Net actuarial (gain) loss	$(2,630)	3,806
Amortization of the net actuarial loss	(1,375)	(1,055)
Amortization of the prior year service credit	64	64
Total	$(3,941)	2,815
The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 30, 2021	December 31, 2020
Discount rate	2.85%	2.45%
Rate of compensation increase	4.00%	4.00%
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019
Discount rate	2.45%	3.10%	4.15%
Rate of compensation increase	4.00%	4.00%	4.00%
Benefit payments expected to be paid subsequent to December 30, 2021, are as follows:

Fiscal Year
2022	$1,697
2023	1,759
2024	1,975
2025	2,204
2026	2,357
Years 2026 – 2030	15,043

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
11. Income Taxes
The components of the net deferred tax liability are as follows:

	December 30, 2021	December 31, 2020
Deferred tax assets
Accrued employee benefits	$17,669	$16,685
Operating lease liabilities	59,622	64,055
Gift card liabilities	7,318	5,098
Net operating loss, disallowed interest & tax credit carryforwards	24,166	21,525
Other	6,876	876
Total	115,651	108,239
Less valuation allowance	(2,415)	—
Deferred tax assets	113,236	108,239

Deferred tax liabilities
Depreciation and amortization	(73,898)	(82,964)
Operating lease assets	(55,489)	(58,704)
Deferred tax liabilities	(129,387)	(141,668)

Net deferred tax liability	$(16,151)	$(33,429)

Amounts recognized in the consolidated balance sheets consist of:
Deferred income taxes - other assets	$10,032	$—
Deferred income taxes - liabilities	(26,183)	(33,429)
Net amount recognized	$(16,151)	$(33,429)
The Company has a federal net operating loss carryforward of $26,003 and federal tax credit carryforwards of $3,463 as of December 30, 2021. The Company has state net operating loss carryforwards of $237,019 as of December 30, 2021 which may be used over various periods ranging from 1 to 20 years. In fiscal 2021, the Company established a valuation allowance of $2,415 for a portion of its state net operating loss carryforwards that are not more likely than not to be realized.
Income tax expense (benefit) consists of the following:

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019
Current:
Federal	$13	$(32,626)	$1,187
State	129	526	2,041
Deferred:
Federal	(12,629)	(24,751)	9,228
State	(3,214)	(14,085)	(136)
	$(15,701)	$(70,936)	$12,320

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
11. Income Taxes (continued)
The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, was 26.6%, 36.2% and 22.7% for fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The Company's effective income tax rate during fiscal 2020 benefitted from several accounting method changes and the March 27, 2020 signing of the CARES Act, one of the provisions of which allows the Company's 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35.0%, compared to the current statutory federal income tax rate of 21.0%. During fiscal 2020, the Company recorded current tax benefits of $11,976 and deferred tax benefits of $8,095 related to the CARES Act and tax accounting changes. Excluding these favorable impacts, the company’s effective income tax rate for fiscal 2020 was 26.0%. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.
The Company has evaluated the provisions of the CARES Act. Among other things, the CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. After reviewing these provisions, the Company filed income tax refund claims of approximately $37,400 in fiscal 2020 and $24,200 in fiscal 2021, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property expenditures and net operating loss carrybacks. The Company received $31,500 of the tax refunds in fiscal 2020 and $7,800 in fiscal 2021. The Company received the remaining $22,300 in February 2022.
A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	December 30, 2021	December 31, 2020	December 26, 2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Tax benefit from CARES Act and accounting method changes	—	10.3	—
State income taxes, net of federal income tax benefit	6.7	5.0	5.5
Tax credits, net of federal income tax benefit	1.6	0.2	(2.7)
Valuation allowance	(4.1)	—	—
Other	1.4	(0.3)	(1.1)
	26.6%	36.2%	22.7%
Net income taxes paid (refunded) in fiscal 2021, fiscal 2020 and fiscal 2019 were $(8,316), $(33,275) and $3,062, respectively. Net income taxes refunded in fiscal 2021 and fiscal 2020 included $7,800 and $31,500, respectively, related to net operating loss carrybacks to prior years, as allowed under the provisions of the CARES Act.
The Company had no unrecognized tax benefits as of December 30, 2021, December 31, 2020 and December 26, 2019. The Company had no accrued interest or penalties at December 30, 2021 or December 31, 2020. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 30, 2021, $60 of interest income was recognized in the consolidated statement of earnings (loss), compared to $296 of interest income for the year ended December 31, 2020 and $1 of interest income for the year ended December 26, 2019.
In the fourth quarter of 2021, the Company settled, with no significant change, an examination by the Internal Revenue Service of its fiscal 2019 and 2020 income tax returns. The examination included the previous five fiscal years, to the extent that net operating losses were carried back to those fiscal years under the CARES Act. With certain exceptions, the Company's state income tax returns are no longer subject to examination prior to fiscal 2017. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Commitments and License Rights
Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $11,776 at December 30, 2021.
License Rights – As of December 30, 2021, the Company had license rights to operate three hotels using the Hilton trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.
13. Joint Venture Transactions
At December 30, 2021 and December 31, 2020, the Company held investments with aggregate carrying values of $2,335 and $2,084, respectively. Investments at December 30, 2021 included two joint ventures accounted for under the equity method. Investments at December 31, 2020 included one joint venture accounted for under the equity method and two investments without readily determinable fair values in which the Company surrendered or sold its ownership interest during fiscal 2021.
In December 2021 the Company formed a joint venture with Searchlight Capital Partners (“Searchlight”) to acquire the Kimpton Hotel Monaco Pittsburgh (“Monaco”), a 248-room upper upscale hotel in downtown Pittsburgh, Pennsylvania. The Company invested $2,427 for a 10% equity interest in the Monaco joint venture and entered into a management agreement for the hotel. The Monaco joint venture entity, as the borrower, financed the acquisition of Monaco with a non-recourse mortgage loan. In connection with this mortgage loan, the Company provided an environmental indemnity and a “bad boy” guaranty that provides that the lender can recover losses from the Company for certain bad acts of the Monaco joint venture, such as but not limited to fraud, intentional misrepresentation, voluntary incurrence of prohibited debt, prohibited transfers of the collateral, and voluntary bankruptcy of the Monaco joint venture. Under the terms of the Monaco joint venture operating agreement, Searchlight has fully indemnified the Company under the “bad boy” guarantees for any losses other than those attributable to the Company’s own bad acts and has indemnified the Company to its proportionate liability under the environmental liability.
During fiscal 2020, the Company recorded an other-than-temporary impairment loss of approximately $811 in which it was determined that the fair value of its equity method investment in a joint venture was less than its carrying value. The $811 impairment loss is included within Equity losses from unconsolidated joint ventures in the consolidated statement of earnings (loss) as of December 31, 2020. Early in fiscal 2021, pursuant to a recapitalization of this joint venture, the Company surrendered its ownership interest in this entity.
The Company also sold its interest in an equity investment without a readily determinable fair value in fiscal 2021 for $4,150 and recorded a gain of $2,079, which is included in gain (loss) on disposition of property, equipment and other assets in the consolidated statement of earnings (loss).

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Business Segment Information
The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Following is a summary of business segment information for fiscal 2021, fiscal 2020 and fiscal 2019:

	Theatres	Hotels/ Resorts	Corporate Items	Total
Fiscal 2021
Revenues	$271,248	$186,638	$358	$458,244
Operating loss	(27,559)	5,865	(19,758)	(41,452)
Depreciation and amortization	51,654	20,192	281	72,127
Assets	820,547	305,928	61,886	1,188,361
Capital expenditures and acquisitions	10,299	6,783	—	17,082

Fiscal 2020
Revenues	$132,624	$104,638	$426	$237,688
Operating income (loss)	(121,429)	(43,885)	(13,108)	(178,422)
Depreciation and amortization	53,460	21,096	496	75,052
Assets	871,655	309,320	73,203	1,254,178
Capital expenditures and acquisitions	15,828	4,669	866	21,363

Fiscal 2019
Revenues	$557,080	$263,350	$433	$820,863
Operating income (loss)	76,903	10,050	(18,762)	68,191
Depreciation and amortization	51,202	20,430	645	72,277
Assets	953,299	337,206	68,681	1,359,186
Capital expenditures and acquisitions	61,604	31,783	780	94,167
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
None.
Item 9A.    Controls and Procedures.
(a)Evaluation of disclosure controls and procedures.
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
(b)Management’s report on internal control over financial reporting.
The report of management required under this Item 9A is contained in the section titled “Item 8 – Financial Statements and Supplementary Data” under the heading “Management’s Report on Internal Control over Financial Reporting.”
(c)Attestation Report of Independent Registered Public Accounting Firm.
The attestation report required under this Item 9A is contained in the section titled “Item 8 – Financial Statements and Supplementary Data” under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
(d)Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2022 Annual Meeting of Shareholders scheduled to be held on May 10, 2022 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.
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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
2,533,000	$24.84	1,851,090
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

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)Financial Statements.
Unless otherwise indicated, references to “fiscal 2021” refer to the fiscal year ended December 30, 2021; references to “fiscal 2020” refer to the fiscal year ended December 31, 2020; and references to “fiscal 2019” refer to the fiscal year ended December 26, 2019. References to fiscal 2021 and fiscal 2020 year end refer to December 30, 2021 and December 31, 2020, respectively.
The following consolidated financial statements of The Marcus Corporation and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of fiscal 2021 and 2020 year end
•Consolidated Statements of Earnings (Loss) for the 2021, 2020, and 2019 fiscal years
•Consolidated Statements of Comprehensive Income (Loss) for the 2021, 2020, and 2019 fiscal years
•Consolidated Statements of Shareholders’ Equity for the 2021, 2020, and 2019 fiscal years
•Consolidated Statements of Cash Flows for the 2021, 2020, and 2019 fiscal years
•Notes to Consolidated Financial Statements
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

4.3
Second Amendment to Credit Agreement, dated September 15, 2020, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

4.4
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

4.5	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

4.6
The First Amendment to Note Purchase Agreement, dated June 27, 2013, dated April 29, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 30, 2020.]

4.7
The Second Amendment to Note Purchase Agreement, dated June 27, 2013, dated June 26, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

4.8
The Third Amendment to Note Purchase Agreement, dated June 27, 2013, dated September 15, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

4.9
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

4.10	The Marcus Corporation Note Purchase Agreement, dated December 21, 2016. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 22, 2017.]

4.11
The First Amendment to Note Purchase Agreement, dated December 21, 2016, dated April 29, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 30, 2020.]

4.12
The Second Amendment to Note Purchase Agreement, dated December 21, 2016, dated June 26, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

4.13
The Third Amendment to Note Purchase Agreement, dated December 21, 2016, dated September 15, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

4.14
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

4.15
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

4.16	Description of the Registrant’s Securities. [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2019.]

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

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

10.12*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after October 11, 2011 (Employees). [Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.]

10.13*
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

10.15*
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

10.17*	The Marcus Corporation Long-Term Incentive Plan Terms. [Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended May 28, 2009.]

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

10.21*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after May 6, 2020 (Employees). [Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 24, 2020.]

10.22*	Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after February 23, 2022 (Employees).

10.23
Shareholders’ Agreement dated as of February 1, 2019, by and between The Marcus Corporation and Southern Margin Loan SPV LLC. [Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on February 1, 2019.]

10.24
Underwriting Agreement, dated as of February 4, 2019 by and among The Marcus Corporation, Goldman Sachs & Co. LLC, as the Underwriter and Southern Margin Loan SPV LLC, as the Selling Shareholder. [Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019.]

10.25
Purchase Agreement, dated September 17, 2020, between The Marcus Corporation and J.P. Morgan Securities LLC, as representative of the Initial Purchasers. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 22, 2020.]

10.25	Form of Capped Call Transaction Confirmation. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 22, 2020.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 18, 2020. [Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

21	Our subsidiaries as of December 30, 2021.

22	List of guarantor subsidiaries. [Incorporated by reference to Exhibit 22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020].

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99
Proxy Statement for the 2022 Annual Meeting of Shareholders. (The Proxy Statement for the 2022 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101
The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 30, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101).
_____________________
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

THE MARCUS CORPORATION

Date: March 3, 2022	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Diane Marcus Gershowitz
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Director		Diane Marcus Gershowitz, Director

By:	/s/ Douglas A. Neis	By:	/s/ Timothy E. Hoeksema
	Douglas A. Neis, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)		Timothy E. Hoeksema, Director
By:	/s/ Stephen H. Marcus	By:	/s/ Allan H. Selig
	Stephen H. Marcus, Chairman and Director		Allan H. Selig, Director

By:	/s/ Philip L. Milstein	By:	/s/ Brian J. Stark
	Philip L. Milstein, Director		Brian J. Stark, Director

By:	/s/ Bruce J. Olson	By:	/s/ David M. Baum
	Bruce J. Olson, Director		David M. Baum, Director

By:	/s/ Katherine M. Gehl
Katherine M. Gehl, Director