Form 10-Q
period 2022-03-31
MARCUS CORP
filed 2022-05-06
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East Wisconsin Avenue, Suite 1900 Milwaukee ,Wisconsin	53202-4125
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 905-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	MCS	New York Stock Exchange
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
COMMON STOCK OUTSTANDING AT APRIL 29, 2022 – 24,498,243
CLASS B COMMON STOCK OUTSTANDING AT APRIL 29, 2022 –7,110,875

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,431	$17,658
Restricted cash	4,822	6,396
Accounts receivable, net of reserves of $876 and $1,001, respectively	21,407	28,902
Government grants receivable	—	4,335
Refundable income taxes	—	22,435
Assets held for sale	1,875	4,856
Other current assets	17,204	15,364
Total current assets	64,739	99,946

Property and equipment:
Land and improvements	129,682	129,642
Buildings and improvements	757,585	756,974
Leasehold improvements	167,195	166,060
Furniture, fixtures and equipment	376,936	375,650
Finance lease right-of-use assets	75,195	75,124
Construction in progress	8,144	6,000
Total property and equipment	1,514,737	1,509,450
Less accumulated depreciation and amortization	755,208	738,258
Net property and equipment	759,529	771,192

Operating lease right-of-use assets	213,042	217,072

Other assets:
Investments in joint ventures	2,194	2,335
Goodwill	75,071	75,095
Deferred incomes taxes	12,131	10,032
Other	12,542	12,689
Total other assets	101,938	100,151
TOTAL ASSETS	$1,139,248	$1,188,361
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 30, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,784	$35,781
Income taxes	269	—
Taxes other than income taxes	15,658	19,566
Accrued compensation	13,911	20,474
Other accrued liabilities	56,742	59,678
Short-term borrowings	46,577	47,346
Current portion of finance lease obligations	2,538	2,561
Current portion of operating lease obligations	15,827	16,795
Current maturities of long-term debt	11,064	10,967
Total current liabilities	186,370	213,168

Finance lease obligations	16,703	17,192

Operating lease obligations	211,841	216,064

Long-term debt	203,905	204,177

Deferred income taxes	22,103	26,183

Other long-term obligations	56,548	57,963

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,498,243 shares at March 31, 2022 and 24,345,356 shares at December 30, 2021	24,498	24,345
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,110,875 shares at March 31, 2022 and 7,130,125 shares at December 30, 2021	7,111	7,130
Capital in excess of par	149,234	145,656
Retained earnings	274,403	289,306
Accumulated other comprehensive loss	(10,913)	(11,444)
	444,333	454,993
Less cost of Common Stock in treasury (122,204 shares at March 31, 2022 and 48,111 shares at December 30, 2021)	(2,555)	(1,379)
Total shareholders’ equity attributable to The Marcus Corporation	441,778	453,614
Noncontrolling interest	—	—
Total equity	441,778	453,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,139,248	$1,188,361
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended
	March 31, 2022	April 1, 2021
Revenues:
Theatre admissions	$38,417	$10,685
Rooms	17,430	9,044
Theatre concessions	35,464	9,919
Food and beverage	14,511	5,912
Other revenues	18,807	11,894
	124,629	47,454
Cost reimbursements	7,613	3,333
Total revenues	132,242	50,787

Costs and expenses:
Theatre operations	44,428	18,270
Rooms	8,203	5,265
Theatre concessions	15,193	4,496
Food and beverage	12,140	5,370
Advertising and marketing	4,481	2,549
Administrative	19,081	13,316
Depreciation and amortization	17,231	17,979
Rent	6,250	6,341
Property taxes	4,745	4,739
Other operating expenses	9,674	4,790
Reimbursed costs	7,613	3,333
Total costs and expenses	149,039	86,448

Operating loss	(16,797)	(35,661)

Other income (expense):
Investment income (loss)	(268)	40
Interest expense	(4,092)	(4,843)
Other expense	(577)	(628)
Gain on disposition of property, equipment and other assets	424	2,204
Equity losses from unconsolidated joint ventures	(141)	—
	(4,654)	(3,227)

Loss before income taxes	(21,451)	(38,888)
Income tax benefit	(6,549)	(10,758)
Net loss	(14,902)	(28,130)
Net earnings (loss) attributable to noncontrolling interests	—	—
Net loss attributable to The Marcus Corporation	$(14,902)	(28,130)

Net loss per share - basic:
Common Stock	$(0.48)	$(0.93)
Class B Common Stock	$(0.44)	$(0.80)

Net loss per share - diluted:
Common Stock	$(0.48)	$(0.93)
Class B Common Stock	$(0.44)	$(0.80)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended
	March 31, 2022	April 1, 2021

Net loss	$(14,902)	$(28,130)
Other comprehensive income, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $67 and $86, respectively	190	242
Fair market value adjustment of interest rate swaps, net of tax effect of $79 and $6, respectively	223	17
Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $41, and $68, respectively	118	193
Other comprehensive income	531	452
Comprehensive loss	(14,371)	(27,678)
Comprehensive earnings (loss) attributable to noncontrolling interests	—	—
Comprehensive loss attributable to The Marcus Corporation	$(14,371)	$(27,678)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	13 Weeks Ended
	March 31, 2022	April 1, 2021

OPERATING ACTIVITIES:
Net loss	$(14,902)	$(28,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	141	—
Gain on disposition of property, equipment and other assets	(424)	(2,204)
Depreciation and amortization	17,231	17,979
Amortization of debt issuance costs and discount on convertible notes	413	623
Share-based compensation	2,917	1,484
Deferred income taxes	(6,342)	(10,794)
Other long-term obligations	(460)	1,164
Contribution of the Company’s stock to savings and profit-sharing plan	956	1,012
Changes in operating assets and liabilities:
Accounts receivable	7,495	(213)
Government grants receivable	4,335	4,913
Other assets	(1,841)	23
Operating leases	(1,161)	(996)
Accounts payable	(10,956)	(800)
Income taxes	22,704	6,010
Taxes other than income taxes	(3,908)	(1,543)
Accrued compensation	(6,563)	283
Other accrued liabilities	(3,164)	(1,794)
Total adjustments	21,373	15,147
Net cash provided by (used in) operating activities	6,471	(12,983)

INVESTING ACTIVITIES:
Capital expenditures	(6,562)	(1,525)
Proceeds from disposals of property, equipment and other assets	3,438	4,308
Other investing activities	21	(231)
Net cash provided by (used in) investing activities	(3,103)	2,552

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	22,000	36,000
Repayment of borrowings on revolving credit facility	(22,000)	(22,000)
Repayments on short-term borrowings	(820)	(4,150)
Principal payments on long-term debt	(427)	(93)
Debt issuance costs	—	(4)
Principal payments on finance lease obligations	(584)	(630)
Equity transactions:
Treasury stock transactions, except for stock options	(1,364)	(1,169)
Exercise of stock options	26	1,292
Net cash provided by (used in) financing activities	(3,169)	9,246
Net increase (decrease) in cash, cash equivalents and restricted cash	199	(1,185)
Cash, cash equivalents and restricted cash at beginning of period	24,054	14,088
Cash, cash equivalents and restricted cash at end of period	$24,253	$12,903

Supplemental Information:
Interest paid, net of amounts capitalized	$5,904	$5,952
Income taxes refunded, including interest earned	22,911	5,974
Change in accounts payable for additions to property, equipment and other assets	(1,041)	919
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 weeks ended March 31, 2022 and April 1, 2021 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 31, 2022, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2021.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 30, 2021, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Noncontrolling Interests - The Company has an ownership interest greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is included in the accounts of the Company. The Company is the primary beneficiary of the VIE and the Company’s interest is considered a majority voting interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earning is recorded as net earnings (loss) attributable to noncontrolling interests in the consolidated statements of earnings (loss) in accordance with the partnership agreement. Due to the cumulative losses of the entity, the noncontrolling interest balance is $0 as of March 31, 2022 and December 30, 2021. The Company will not record earnings or losses from noncontrolling interests until the entity returns to profitability.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,223 and $17,958 for the 13 weeks ended March 31, 2022, and April 1, 2021, respectively.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of March 31, 2022, assets held for sale consists primarily of excess land.
Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. There were no indicators of impairment identified during the 13 weeks ended March 31, 2022 or April 1, 2021.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 13 weeks ended March 31, 2022 or April 1, 2021.
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
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended
	March 31, 2022	April 1, 2021

Numerator:
Net loss attributable to The Marcus Corporation	$(14,902)	$(28,130)
Denominator:
Denominator for basic EPS	31,445	31,196
Effect of dilutive employee stock options	—	—
Effect of convertible notes	—	—
Denominator for diluted EPS	31,445	31,196
Net loss per share - basic:
Common Stock	$(0.48)	$(0.93)
Class B Common Stock	$(0.44)	$(0.80)
Net loss per share - diluted:
Common Stock	$(0.48)	$(0.93)
Class B Common Stock	$(0.44)	$(0.80)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect. During the 13 weeks ended March 31, 2022 and April 1, 2021, approximately 81,076 and 119,611 common stock equivalents, respectively, were excluded from the computation of diluted loss per share due to the Company’s net loss. During the 13 weeks ended March 31, 2022 and April 1, 2021, 9,084,924 shares related to the convertible notes were excluded from the computation of diluted loss per share as the effect would have been anti-dilutive.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interests for the 13 weeks ended March 31, 2022 and April 1, 2021 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
Exercise of stock options	—	—	(5)	—	—	31	26	—	26
Purchase of treasury stock	—	—	—	—	—	(1,373)	(1,373)	—	(1,373)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	1	—	—	8	9	—	9
Issuance of non-vested stock	78	—	(236)	—	—	158	—	—	—
Shared-based compensation	—	—	2,917	—	—	—	2,917	—	2,917
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(14,902)	531	—	(14,371)	—	(14,371)
BALANCES AT MARCH 31, 2022	$24,498	$7,111	$149,234	$274,403	$(10,913)	$(2,555)	$441,778	$—	$441,778

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interests	Total Equity
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723
Adoption of ASU No. 2020-06	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(659)	—	—	1,951	1,292	—	1,292
Purchase of treasury stock	—	—	—	—	—	(1,181)	(1,181)	—	(1,181)
Savings and profit-sharing contribution	44	—	968	—	—	—	1,012	—	1,012
Reissuance of treasury stock	—	—	2	—	—	10	12	—	12
Issuance of non-vested stock	221	—	(367)	—	—	146	—	—	—
Shared-based compensation	—	—	1,484	—	—	—	1,484	—	1,484
Other	—	—	—	(1)	—	1	—	—	—
Conversions of Class B Common Stock	520	(520)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(28,130)	452	—	(27,678)	—	(27,678)
BALANCES AT APRIL 1, 2021	$24,049	$7,406	$138,446	$304,468	$(14,481)	$(2,033)	$457,855	$—	$457,855
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	March 31, 2022	December 30, 2021

Unrecognized loss on interest rate swap agreements	$(168)	$(509)
Net unrecognized actuarial loss for pension obligation	(10,745)	$(10,935)
	$(10,913)	$(11,444)
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
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

significant event occurs. A fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 31, 2022 and December 30, 2021, respectively, the Company’s $4,329 and $4,617 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At March 31, 2022 and December 30, 2021, respectively, the Company’s $228 and $689 liability related to the Company’s interest rate swap contracts was valued using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 31, 2022 and December 30, 2021, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended
	March 31, 2022	April 1, 2021

Service cost	$264	$281
Interest cost	335	$300
Net amortization of prior service cost and actuarial loss	257	$328
Net periodic pension cost	$856	$909
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.
Revenue Recognition – The disaggregation of revenues by business segment for the 13 weeks ended March 31, 2022 is as follows:

	13 Weeks Ended March 31, 2022
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$38,417	$—	$—	$38,417
Rooms	—	17,430	—	17,430
Theatre concessions	35,464	—	—	35,464
Food and beverage	—	14,511	—	14,511
Other revenues(1)	5,610	13,103	94	18,807
Cost reimbursements	—	7,613	—	7,613
Total revenues	$79,491	$52,657	$94	$132,242

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 weeks ended April 1, 2021 is as follows:

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
The Company had deferred revenue from contracts with customers of $38,310 and $39,144 as of March 31, 2022 and December 30, 2021, respectively. The Company had no contract assets as of March 31, 2022 and December 30, 2021. During the 13 weeks ended March 31, 2022, the Company recognized revenue of $5,383 that was included in deferred revenues as of December 30, 2021. During the 13 weeks ended April 1, 2021, the Company recognized revenue of $2,240 that was included in deferred revenues as of December 31, 2020. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of March 31, 2022, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $3,448 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.
As of March 31, 2022, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,575 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
New Accounting Pronouncements – During the first quarter of fiscal 2022, the Company adopted Accounting Standards Update (ASU) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update provide increased transparency of government assistance including the requirement of certain disclosures in a company’s notes to the consolidated financial statements about transactions with a government. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. ASU No. 2020-14 is effective as of March 12, 2020 through

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

December 31, 2022. The Company will evaluate the effect the new standard will have on its consolidated financial statements when a replacement rate is chosen.
2. Impact of COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses were significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and the customers’ reactions or responses to such actions. The extent of these protective actions and their impact on the Company’s businesses has continued to dissipate during the first quarter of fiscal 2022.
The Company began fiscal 2022 with all of its theatres open with normal operating days and hours. While still below pre-COVID-19 levels, attendance has continued to gradually improve as the number of vaccinated individuals increased, more films are released, and customers indicate increasing willingness to return to movie theatres.
The Company began fiscal 2022 with all eight of its company-owned and managed hotels open. The majority of the Company’s restaurants and bars in its hotels and resorts were open during the first quarters of fiscal 2022, operating under applicable state and local restrictions and guidelines, and in some cases reduced operating hours. The majority of the Company’s hotels and restaurants are generating reduced revenues as compared to pre-COVID-19 pandemic years, although hotel occupancy continues to improve as the travel activity increases.
Since the COVID-19 pandemic began, the Company has been working proactively to preserve cash and enhance liquidity. As of March 31, 2022, the Company had cash and cash equivalents of approximately $19,431 and $221,449 of availability under its $225,000 revolving credit facility. With this strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate, the Company believes it is positioned to meet its obligations as they come due and continue to sustain its operations throughout fiscal 2022 and 2023, even if the properties continue to generate reduced revenues during these periods.
During the first quarter of fiscal 2022, the Company received a $22,959 federal income tax refund (including $636 of interest) related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. The Company also received $4,335 in state theatre grants during the first quarter of fiscal 2022 that were awarded during the fourth quarter of fiscal 2021.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

3. Long-Term Debt and Short-Term Borrowings
Long-term debt and short-term borrowings are summarized as follows:

	March 31, 2022	December 30, 2021

Mortgage notes	$24,294	$24,388
Senior notes	90,000	90,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	1,257	1,356
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	2,946	3,181
Revolving credit agreement	—	—
Debt issuance costs	(3,578)	(3,831)
Total debt, net of debt issuance costs	214,969	215,144
Less current maturities, net of issuance costs	11,064	10,967
Long-term debt	$203,905	204,177

Short-term borrowings	46,577	47,346
Total debt and short-term borrowings, net of issuance costs	$261,546	$262,490
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
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At March 31, 2022, there were borrowings of $0 outstanding on the revolving credit facility, which when borrowed, bear interest at LIBOR plus a margin, effectively 3.35% at March 31, 2022. Availability under the line at March 31, 2022, was $221,449, after taking into consideration outstanding letters of credit that reduce revolver availability. In conjunction with the First Amendment, the Company added an initial $90,800 term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment, the term loan facility was reduced to $50,000 and the maturity date was extended to September 22, 2022. As of March 31, 2022, the balance of the term loan was $46,577, which is included in short-term borrowings on the consolidated balance sheet.
Borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin based upon the Company’s consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires the Company to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on its consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

“specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.
The Credit Agreement contains various restrictions and covenants. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts the Company’s ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires the Company’s consolidated EBITDA not to be less than or equal to (i) $10,000 as of December 30, 2021 for the two consecutive fiscal quarters then ending, (ii) $25,000 as of March 31, 2022 for the three consecutive fiscal quarters then ending, (iii) $50,000 as of June 30, 2022 for the four consecutive fiscal quarters then ending, (iv) $65,000 as of September 29, 2022 for the four consecutive fiscal quarters then ending, or (v) $70,000 as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires the Company’s consolidated liquidity not to be less than or equal to (i) $100,000 as of September 30, 2021, (ii) $100,000 as of December 30, 2021, (iii) $100,000 as of March 31, 2022, (iv) $100,000 as of June 30, 2022, or (v) $50,000 as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50,000 for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits the Company from incurring or making capital expenditures, (i) during fiscal 2021 in excess of the sum of $40,000 plus certain adjustments, or (ii) during the Company’s 2022 fiscal year in excess of $50,000 plus certain adjustments.
Pursuant to the Credit Agreement, the Company is required to apply net cash proceeds received from certain events, including certain asset disposition, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. During the 13 weeks ended March 31, 2022, approximately $820 in asset sale proceeds were applied to the term loan balance. In addition, if, at any time during the specified period, the Company’s unrestricted cash on hand exceeds $75,000, the Company is required to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.
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
Note Purchase Agreements
At March 31, 2022 and December 30, 2021, the Company’s $90,000 of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

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
During the Company’s fiscal 2021 second, third and fourth quarters, and the Company’s fiscal 2022 first quarter, the Company’s Convertible Notes were eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

Derivatives
The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.
The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000 of floating rate debt. The first agreement had a notional amount of $25,000, expired March 1, 2021 and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement has a notional amount of $25,000, expires March 1, 2023 and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (0.250% at March 31, 2022). The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of March 31, 2022, the remaining interest rate swap was considered highly effective. The fair value of the interest rate swap on March 31, 2022 was a liability of $228, which is included in other accrued liabilities in the consolidated balance sheet. The fair value of the interest rate swap on December 30, 2021, was a liability of $689, which was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings within the next 12 months.
4. Leases
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
Total lease cost consists of the following:

		13 Weeks Ended
Lease Cost	Classification	March 31, 2022	April 1, 2021

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$705	$712
Interest on lease liabilities	Interest expense	221	250
		$926	$962
Operating lease costs:
Operating lease costs	Rent expense	$6,377	$6,321
Variable lease cost	Rent expense	(163)	(15)
Short-term lease cost	Rent expense	36	35
		$6,250	$6,341

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

Additional information related to leases is as follows:

	13 Weeks Ended
Other Information	March 31, 2022	April 1, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$584	$630
Operating cash flows from finance leases	221	250
Operating cash flows from operating leases	7,124	7,393

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	72	—
Operating lease liabilities	183	1,575

	March 31, 2022	December 30, 2021

Finance leases:
Property and equipment – gross	$75,195	$75,124
Accumulated depreciation and amortization	(58,901)	(58,197)
Property and equipment - net	$16,294	$16,927
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	March 31, 2022	December 30, 2021
Weighted-average remaining lease terms:
Finance leases	8 years	8 years
Operating leases	13 years	13 years

Weighted-average discount rates:
Finance leases	4.57%	4.58%
Operating leases	4.51%	4.48%
Deferred rent payments of approximately $1,856 for the Company’s operating leases have been included in the total operating lease obligations as of March 31, 2022, of which approximately $735 is included in long-term operating lease obligations.
5. Income Taxes
The Company’s effective income tax rate for the 13 weeks ended March 31, 2022 and April 1, 2021 was 30.5% and 27.7%, respectively. During the 13 weeks ended April 1, 2021, the Company filed income tax refund claims of $24,151 related to its fiscal 2020 tax return, of which $1,828 was received in fiscal 2021, and $22,323 was received during the 13 weeks ended March 31, 2022. An additional $636 of interest was received during the 13 weeks ended March 31, 2022 and is included within income tax benefit in the consolidated statement of earnings (loss). During the 13 weeks ended April 1, 2021, the Company received the remaining $5,900 of requested tax refunds from its fiscal 2019 tax return.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 31, 2022
(in thousands, except share and per share data)

6. Joint Venture Transactions
During the 13 weeks ended April 1, 2021, the Company sold its interest in an equity investment without a readily determinable fair value for $4,150 and recorded a gain of $2,079, which is included in gain on disposition of property, equipment and other assets in the consolidated statement of earnings (loss).
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
Following is a summary of business segment information for the 13 weeks March 31, 2022 and April 1, 2021:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
March 31, 2022
Revenues	$79,491	$52,657	$94	$132,242
Operating loss	(8,020)	(2,974)	(5,803)	(16,797)
Depreciation and amortization	12,191	4,950	90	17,231

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
April 1, 2021
Revenues	$22,562	$28,125	$100	$50,787
Operating loss	$(25,639)	$(5,708)	$(4,314)	$(35,661)
Depreciation and amortization	$12,786	$5,127	$66	$17,979

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
RESULTS OF OPERATIONS
General
We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2022 is a 52-week year beginning on December 31, 2021 and ending on December 29, 2022. Fiscal 2021 was a 52-week year that began on January 1, 2021 and ended on December 30, 2021.
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2022 consisted of the 13-week period beginning on December 31, 2021 and ended on March 31, 2022. The first quarter of fiscal 2021 consisted of the 13-week period beginning January 1, 2021 and ended on April 1, 2021. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 30, 2021, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. For further discussion regarding the impacts of COVID-19 and related economic conditions on our results for the first quarter of fiscal 2022 and potential future impacts, see immediately below, and also refer to the discussion of our operational risks and financial risks found in “Part I-Item 1A-Risk Factors” in our 2021 Annual Report.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses were significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and our customers’ reactions or responses to such actions. The extent of these protective actions and their impact on our businesses has continued to dissipate during the first quarter of fiscal 2022.
We began fiscal 2022 with all of our theatres open with normal operating days and hours. While still below pre-COVID-19 levels, attendance has continued to gradually improve as the number of vaccinated individuals increased, more films are released, and customers indicate increasing willingness to return to movie theatres. We remain optimistic that the theatre industry is in the process of rebounding and will continue to benefit from pent-up social demand now that a greater percentage of the population is vaccinated, the majority of state and local restrictions have been lifted, and people seek togetherness with a return to normalcy.
We still expect a return to “normalcy” to span multiple months driven by an increase in the quality and quantity of new films released in theatres and a gradual ramp-up of consumer comfort with public gatherings. The appearance of first, the Delta variant and subsequently the Omicron variant of the disease has resulted in changing government guidance on indoor activities in some communities, which impacted consumer comfort early in fiscal 2022. Industry customer surveys indicate that consumer comfort is once again increasing, reaching a post-pandemic high comfort level in April 2022. We believe the approval of vaccines for children ages 5-11 has contributed to parents feeling more comfortable to visit a movie theatre, which should bolster the market for films aimed at children and families, a genre in which we have historically performed very well.
We were very encouraged by the performance of multiple films released during the second half of fiscal 2021 and over the holiday season into fiscal 2022. Sony’s Spider-Man: No Way Home, which was released in mid-December and continued its strong performance during the first quarter of fiscal 2022, became the best performing film since the onset of the pandemic and has generated the 3rd highest U.S. admission revenues of all time. Total theatre division revenues, expressed as a percentage of fiscal 2019 revenues, increased every quarter of fiscal 2021, increasing from 20% in the first quarter to 32% in the second quarter, 59% in the third quarter and 82% in the fourth quarter. Total theatre division revenues in the first quarter of fiscal 2022 expressed as a percentage of fiscal 2019 revenues was 69%. There was a limited number of new films released during the first quarter of fiscal 2022 as studios waited for the Omicron variant to subside.
We began fiscal 2022 with all eight of our company-owned and managed hotels open. The majority of our restaurants and bars in our hotels and resorts were open during the first quarter of fiscal 2022, operating in some cases with reduced operating hours. The majority of our hotels and restaurants are generating reduced revenues as compared to pre-COVID-19 pandemic years, although hotel occupancy continues to improve as the travel activity increases. The primary customer for hotels during the first quarter of fiscal 2022 continued to come from the leisure travel market. While business travel remained limited during the first quarter of fiscal 2022, we continued to see an increase in travel from this customer segment, particularly from small and mid-size group activity. As of the date of this report, our group room revenue bookings for fiscal 2022—commonly referred to in the hotels and resorts industry as “group pace”—is running behind where we would typically be at this same time in prior years (pre-pandemic), but group pace has improved from earlier in the fiscal year and we have experienced increased booking activity in recent months for fiscal 2022 and beyond. With companies beginning to implement return to office plans, we remain optimistic that business travel will continue to increase during fiscal 2022. Total hotel division revenues, expressed as a percentage of fiscal 2019 revenues, have also increased throughout fiscal 2021 and into fiscal 2022, including an increase during fiscal 2021 from 51% in the first quarter to 57% in second quarter, 88% in the third quarter, 82% in the fourth quarter and 96% in the first quarter of fiscal 2022. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of March 31, 2022, we had a cash balance of approximately $19.4 million, $221.4 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.37. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2022 and 2023, even if our properties continue to generate reduced revenues during these periods.
During the first quarter of fiscal 2022 we received a $23.0 million federal income tax refund (including $0.7 million of interest) related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. We also received $4.3 million in state theatre grants during the first quarter of fiscal 2022 that were awarded and accrued during the fourth quarter of fiscal 2021. Both the receipt of the income tax refund and grant funds contributed to our current strong liquidity position.
We also continue to pursue sales of surplus real estate and other non-core real estate to further enhance our liquidity. During the first quarter of fiscal 2022, we sold two land parcels, generating net proceeds of approximately $3.4 million. We believe we may receive additional sales proceeds from real estate sales during the remainder of fiscal 2022 totaling approximately $5 - $15 million, depending upon demand for the real estate in question.
We cannot assure that the impact of the COVID-19 pandemic will not continue to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the first quarter of fiscal 2022 and fiscal 2021 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2022	F2021	Amt.	Pct.
Revenues	$132.2	$50.8	$81.5	160.4%
Operating income (loss)	(16.8)	(35.7)	18.9	52.9%
Other income (expense)	(4.7)	(3.2)	(1.4)	(44.2)%
Net earnings (loss) attributable to The Marcus Corp.	$(14.9)	$(28.1)	$13.2	47.0%
Net earnings (loss) per common share - diluted:	$(0.48)	$(0.93)	$0.45	48.4%
Revenues increased and operating income (loss), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share improved significantly during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Increased revenues and reduced operating losses from both our theatre division and hotels and resorts division contributed to the improvement during fiscal 2022 compared to fiscal 2021, during which some of our theatres were closed for portions of the first quarter and travel was significantly reduced due to the impact of the COVID-19 pandemic.
Operating losses from our corporate items, which include amounts not allocable to the business segments, increased during the fiscal 2022 first quarter compared to the fiscal 2021 first quarter due primarily to increased non-cash long-term incentive compensation expenses. Net earnings (loss) attributable to The Marcus Corporation during the first quarter of fiscal 2022 was favorably impacted by decreased interest expense compared to the first quarter of fiscal 2021, offset by lower gains on disposition of property, equipment and other assets during the fiscal 2022 first quarter as compared to the first quarter of fiscal 2021. Our operating loss during the first quarter of fiscal 2021 was favorably impacted by state government grants of approximately $1.3 million, or approximately $0.03 per diluted common share.

Our interest expense totaled $4.1 million for the first quarter of fiscal 2022 compared to $4.8 million for the first quarter of fiscal 2021, a decrease of approximately $0.8 million, or 15.5%. The decrease in interest expense during the first quarter of fiscal 2022 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We did not have any significant variations in investment income or other expenses during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. We reported net gains on disposition of property, equipment and other assets of $0.4 million during the first quarter of fiscal 2022, compared to net gains on disposition of property, equipment and other assets of $2.2 million during the first quarter of fiscal 2021. The net gain on disposition of property, equipment and other assets during the first quarter of fiscal 2022 was due primarily to the sale of surplus land. The net gain on disposition of property, equipment and other assets during the first quarter of fiscal 2021 included the sale of an equity investment in a joint venture. The timing of periodic sales and disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets. We anticipate additional disposition gains or losses from periodic sales of property, equipment and other assets during fiscal 2022 and beyond.
We reported an income tax benefit for the first quarter of fiscal 2022 of $6.5 million compared to an income tax benefit of $10.8 million during the first quarter of fiscal 2021. The larger income tax benefit during the fiscal 2021 period was primarily the result of the significant losses before income taxes incurred as a result of the reduction in our operating performance due to the impact of the COVID-19 pandemic as described above. Our fiscal 2022 first quarter effective income tax rate was 30.5%. Our fiscal 2021 first quarter effective income tax rate was 27.7%. We anticipate that our effective income tax rate for the remaining quarters of fiscal 2022 may be in the 24-28% range, excluding any potential changes in federal or state income tax rates or other one-time tax benefits. Our actual fiscal 2022 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating loss and operating margin for our theatre division for the first quarter of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2022	F2021	Amt.	Pct.
Revenues	$79.5	$22.6	$56.9	252.3%
Operating income (loss)	(8.0)	(25.6)	17.6	68.8%
Operating margin (% of revenues)	(10.1)%	(113.6)%
Our theatre division revenues increased and operating loss decreased significantly during the first quarter of fiscal 2022 with all of our theatres open and new films released by movie studios, compared to the first quarter of fiscal 2021 in which a significant number of our theatres were temporarily closed in response to the COVID-19 pandemic and new film releases were limited. We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres, ending the fiscal 2021 first quarter with approximately 74% of our theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. Our theatres were open with normal operating days and hours at all of our theatres during the first quarter of fiscal 2022. Our fiscal 2021 first quarter operating loss would have been even larger if not for a nonrecurring state government grant of approximately $1.3 million that favorably impacted our theatre division operating loss.

The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2022	F2021	Amt.	Pct.
Admission revenues	$38.4	$10.7	$27.7	259.5%
Concession revenues	35.5	9.9	25.5	257.5%
Other revenues	5.6	1.9	3.7	193.0%
	79.5	22.5	57.0	253.0%
Cost reimbursements	—	—	—	(100.0)%
Total revenues	$79.5	$22.6	$56.9	252.3%
As described above, revenues were significantly reduced during the first quarter of fiscal 2021 due to the temporary closures and reduced operating days and hours at our theatres in response to the COVID-19 pandemic. As a result, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the theatre division for the first quarter of fiscal 2022 to the first quarter of fiscal 2019 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2022	F2019	Amt.	Pct.
Admission revenues(1)	$38.4	$59.0	$(20.6)	(34.9)%
Concession revenues	35.5	47.2	(11.7)	(24.8)%
Other revenues	5.6	8.6	(3.0)	(34.5)%
	79.5	114.7	(35.2)	(30.7)%
Cost reimbursements	—	0.2	(0.2)	(100.0)%
Total revenues	$79.5	$114.9	$(35.4)	(30.8)%
1.We acquired Movie Tavern theatres on February 1, 2019. Admission revenues decreased 39.4% on a pro forma basis for the acquisition as of the first day of fiscal 2019.
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2022 first quarter, U.S. box office receipts decreased 44.1% during our fiscal 2022 first quarter compared to the same comparable weeks in fiscal 2019, indicating that our pro forma decrease in admission revenues during the first quarter of fiscal 2022 of 39.4% outperformed the industry by 4.7 percentage points. Based upon this metric, we believe we were once again one of the top performing theatre circuits during the first quarter of fiscal 2022 compared to the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during the first quarter of fiscal 2022 represented approximately 3.4% of the total admission revenues in the U.S. during the period (commonly referred to as market share in our industry). This represents a notable increase over our reported market share of approximately 3.1% during the comparable fiscal 2019 period, prior to the pandemic. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Sales attributable to our Marcus Private Cinema (“MPC”) program contributed significantly to our admissions revenues during the first quarter of fiscal 2021. At its peak during the majority of the weeks during our fiscal 2021 first quarter, we averaged over 1,500 MPC events per week, accounting for approximately 21% of our admission revenues during those weeks. As customers have continued to become more comfortable with traditional movie attendance and as an increasing number of new films have been released, the impact of this program lessened significantly during the first quarter of fiscal 2022.
Total theatre attendance increased significantly during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, when a significant portion of our theatres were temporarily closed. Total theatre attendance increased 238.3% during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021, resulting in increases in both admission revenues and concession revenues. Conversely, a decrease in the number of new films and lingering customer concerns regarding visiting indoor businesses negatively impacted attendance during the first quarter fiscal 2022 as compared to the same period in fiscal 2019.
Our highest grossing films during the fiscal 2022 first quarter included The Batman, Spider-Man: No Way Home, Uncharted, Sing 2 and Scream. All of these five films debuted with an exclusive theatrical run prior to release on streaming services. This compares with four of the top five films in the first quarter of fiscal 2021 that were released “day-and-date” on streaming services. We believe such “day-and-date” releases negatively impact theatrical revenues, particularly in week two and beyond of a films’ release. We also believe “day-and-date” releases increase piracy, further impacting potential revenues. We believe our theatre circuit outperformed its competition on two of our top five revenue producing films during the first quarter of fiscal 2022. In addition, we believe our overall admission revenue outperformed the industry due in part to the fact that we believe our theatre circuit outperformed its competition on the next tier of films. Due to the impact of two particularly strong blockbusters released or showing during the first quarter of fiscal 2022 (The Batman, Spider-Man: No Way Home), the film slate during the first quarter of fiscal 2022 was weighted more towards our top movies compared to the first quarter of fiscal 2021 and fiscal 2019, as evidenced by the fact that our top five films during our fiscal 2022 first quarter accounted for 66% of our total box office results, compared to 59% and 39% for the top five films during the first quarter of fiscal 2021 and fiscal 2019 (prior to the pandemic), respectively, both expressed as a percentage of the total admission revenues for the period. An increased reliance on just a few blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more concentrated film slate our overall film rental cost increased during the first quarter of fiscal 2022 compared to the same period in the prior year.
Our average ticket price increased 6.4% during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 and increased by 18.0% compared to the first quarter of fiscal 2019. A larger proportion of admission revenues from our proprietary premium large format screens (with a higher ticket price) and a lower mix of films targeted at children and family audiences contributed to the increase in our average ticket price during the first quarter of fiscal 2022. During portions of the first quarter of fiscal 2021 we also offered older “library” film product for only $5.00 per ticket when there was limited availability of new films resulting in a lower average ticket price in the same period in the prior year.
Our average concession revenues per person increased by 5.7% during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 and increased by 36.1% compared to the first quarter of fiscal 2019. In addition, as customers have returned to “normal” activities such as going to the movie theatre, they have demonstrated a propensity to spend at a higher rate than before the pandemic closures. We also believe a portion of the increase in our average concession revenues per person during the first quarter of fiscal 2022 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). A small portion of the increase in our average concession revenues per person is attributable to inflationary increases in concessions prices in response to increases in food and labor costs. Finally, we believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. We expect to continue to report increased average concession revenues per person in future periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.
Other revenues increased by approximately $3.7 million during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. This increase was primarily due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising income.
Several films have performed well in the early weeks of our fiscal 2022 second quarter, including Sonic the Hedgehog 2, Fantastic Beasts: The Secrets of Dumbledore, and The Bad Guys. The film product release schedule for the remainder of fiscal 2022 remains strong, with several new films scheduled to be released during the remainder of the fiscal 2022 second quarter that have potential to perform very well including Doctor Strange in the Multiverse of Madness, Downton Abbey: A New Era, Top Gun: Maverick, Jurassic World: Dominion, Lightyear and The Black Phone. The film slate for the second half of fiscal 2022 also appears very strong. We believe that with a greater percentage of the population now vaccinated and consumer comfort now at post-pandemic highs, and assuming that concerns over the Delta, Omicron or any new variants of COVID-19 do not result in significant new restrictions, demand for out-of-home entertainment will continue to increase during the remainder of fiscal 2022. The early list of films scheduled to be released during fiscal 2023 also appears quite strong.
Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of appropriate “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control. We currently believe that “day-and-date” film release experiments such as those tested by Warner Brothers and Disney during 2021 will not become the normal plan of distribution as the pandemic fully subsides. Warner Brothers has already indicated that it is returning to an exclusive 45-day theatrical window with a significant number of its films during fiscal 2022, beginning with the recently released film, The Batman. Disney announced in early 2022 that they will retain flexibility for future film distribution, particularly for family films, which have been impacted more significantly by the pandemic, but has already committed to exclusive theatrical releases for its upcoming second quarter films, Doctor Strange in the Multiverse of Madness and Lightyear.
We ended the first quarter of fiscal 2022 with a total of 1,064 company-owned screens in 85 theatres, compared to 1,091 company-owned screens in 88 theatres and six managed screens in one theatre at the end of the first quarter of fiscal 2021. As of the end of the first quarter of fiscal 2022 and the date of this report, all of our company-owned theatres are operating. As of the end of the first quarter of fiscal 2021 approximately 74% of our theatres were open and operating.
Hotels and Resorts
The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the first quarter of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2022	F2021	Amt.	Pct.
Revenues	$52.7	$28.1	$24.5	87.2%
Operating income (loss)	(3.0)	(5.7)	2.7	47.9%
Operating margin (% of revenues)	(5.6)%	(20.3)%
Our first quarter is typically the seasonally weakest quarter of our fiscal year for our hotels and resorts division due to the traditionally reduced level of winter travel at our predominantly Midwestern portfolio of owned properties. Our hotels and resorts division operating loss during the first quarter of fiscal 2022 decreased compared to the first quarter of fiscal 2021, due to significantly increased revenues during the fiscal 2022 first quarter. All of our company-owned hotels and resorts contributed to the improved operating results during the first quarter of fiscal 2022.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2022	F2021	Amt.	Pct.
Room revenues	$17.4	$9.0	$8.4	92.7%
Food/beverage revenues	14.5	5.9	8.6	145.4%
Other revenues	13.1	9.9	3.2	32.6%
	45.0	24.8	20.2	81.4%
Cost reimbursements	7.6	3.3	4.3	131.4%
Total revenues	$52.7	$28.1	$24.5	87.2%
Division revenues increased significantly during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. While all eight of our company-owned hotels and all but one of our managed hotels were open during the first quarter of fiscal 2021, the majority of these properties were generating significantly reduced revenues and operating under applicable state and local restrictions and guidelines, and, in some cases, reduced operating hours. In addition, our two SafeHouse restaurants and bars were temporarily closed during the first quarter of fiscal 2021 (one of our SafeHouse restaurants and bars has subsequently reopened).
We believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the hotels and resorts division for the first quarter of fiscal 2022 to the first quarter of fiscal 2019 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2022	F2019	Amt.	Pct.
Room revenues	$17.4	$18.9	$(1.5)	(8.0)%
Food /beverage revenues	14.5	15.8	(1.3)	(8.1)%
Other revenues	13.1	12.2	0.9	7.7%
	45.0	46.9	(1.8)	(3.9)%
Cost reimbursements	7.6	8.2	(0.6)	(6.9)%
Total revenues	$52.7	$55.1	$(2.4)	(4.4)%
A decline in transient and group business contributed to our reduced revenues during the first quarter of fiscal 2022 compared to the same quarter of fiscal 2019. A decrease in group business subsequently led to a corresponding decrease in banquet and catering revenues, negatively impacting our reported food and beverage revenues compared to the same period in fiscal 2019. Other revenues increased during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2019, primarily due to increased revenues from one of our condominium hotels and increased ski and spa revenues at the Grand Geneva® Resort & Spa (“Grand Geneva”), partially offset by decreased management fees. Cost reimbursements decreased slightly during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2019 due to reduced revenues and subsequent operating costs at our managed hotels.
The following table sets forth certain operating statistics for the first quarter of fiscal 2022 and fiscal 2021, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter
			Variance
	F2022	F2021	Amt.	Pct.
Occupancy pct.	48.0%	28.3%	19.7 pts	69.6%
ADR	$147.10	$133.12	$13.98	10.5%
RevPAR	$70.59	$37.66	$32.93	87.4%
Note: These operating statistics represent averages of our eight distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude days during fiscal 2021 where individual hotels may have been closed.
RevPAR increased at all eight of our company-owned properties during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. Leisure travel customers provided the most demand during the fiscal 2022 first quarter, with weekend business relatively strong at the majority of our properties. During the first quarter of fiscal 2022, our non-group business represented approximately 73% of our total rooms revenue, compared to approximately 70% during the first quarter of fiscal 2019 prior to the pandemic. Although group business continues to lag prior years, it has historically been a smaller component of our rooms revenue during the winter months. Non-group retail pricing was very strong in the majority of our markets, with significant leisure demand contributing to increased occupancy percentages and ADR.

We believe it is also beneficial to compare our operating statistics to pre-pandemic levels. The following table sets forth certain operating statistics for the first quarter of fiscal 2022 and fiscal 2019, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

	First Quarter
			Variance
	F2022	F2019	Amt.	Pct.
Occupancy pct.	48.9%	64.6%	(15.7) pts	(24.3)%
ADR	$144.99	$130.05	$14.94	11.5%
RevPAR	$70.95	$84.05	$(13.10)	(15.6)%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics for both the 2022 and 2019 periods exclude the Saint Kate, which was closed during the majority of the fiscal 2019 period presented.

According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2022 first quarter results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced a decrease in RevPAR of 17.7% during our fiscal 2022 first quarter compared to the same period during fiscal 2019, leading us to believe we outperformed the industry during the fiscal 2022 first quarter by approximately 2 percentage points. Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced a decrease in RevPAR of 24.2% during our fiscal 2022 first quarter, again compared to the same period in fiscal 2019. Therefore, we also believe we outperformed our competitive sets during the 2022 first quarter by approximately 9 percentage points. Higher class segments of the hotel industry, such as luxury and upper upscale (with an increased reliance on business travel), continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.
Looking to future periods, overall occupancy in the U.S. has slowly increased since the initial onset of the COVID-19 pandemic in March 2020, reaching its highest level since the start of the pandemic in recent months. In the near term, we expect most demand will continue to come from the leisure travel segment. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We are beginning to experience increases in business travel as corporate travel bans are beginning to be lifted and downtown offices are reopening. Our company-owned hotels have experienced a decrease in group bookings compared to pre-pandemic periods. As of the date of this report, our group room revenue bookings for fiscal 2022 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 12% behind where we were at the same time in fiscal 2019, but despite our reduced group pace as compared to the first quarter of fiscal 2019, our current group pace is an improvement from recent quarters and we are experiencing increased booking activity for fiscal 2022 and beyond. Banquet and catering revenue pace for fiscal 2022 is also running behind where we were at the same time in fiscal 2019, but not as much as group pace, due in part to increases in event and wedding bookings. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.
During the first quarter of fiscal 2022, we ceased management of The DoubleTree by Hilton El Paso Downtown and the Courtyard by Marriott El Paso Downtown/Convention Center effective February 28, 2022. Conversely, the first quarter of fiscal 2022 was our first full quarter of operating the Kimpton Hotel Monaco Pittsburgh, a hotel acquired in mid-December 2021 in which we have a minority equity interest.
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
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	First Quarter
	F2022	F2021
Net earnings (loss) attributable to The Marcus Corporation	$(14.9)	$(28.1)
Add (deduct):
Investment income	0.3	—
Interest expense	4.1	4.8
Other expense	0.6	0.6
Loss (gain) on disposition of property, equipment and other assets	(0.4)	(2.2)
Equity losses from unconsolidated joint ventures, net	0.1	—
Net (earnings) loss attributable to noncontrolling interests	—	—
Income tax expense (benefit)	(6.5)	(10.8)
Depreciation and amortization	17.2	18.0
Share-based compensation expenses (1)	2.9	1.5
Government grants (2)	—	(1.3)
Total Adjusted EBITDA	$3.4	$(17.5)
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	First Quarter, F2022
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(8.0)	$(3.0)	$(5.8)	$(16.8)
Depreciation and amortization	12.2	5.0	0.1	17.2
Share-based compensation (1)	0.6	0.4	1.9	2.9
Government grants (2)	—	—	—	—
Total Adjusted EBITDA	$4.8	$2.4	$(3.8)	$3.4

	First Quarter, F2021
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(25.6)	$(5.7)	$(4.3)	$(35.7)
Depreciation and amortization	12.8	5.1	0.1	18.0
Share-based compensation (1)	0.4	0.3	0.8	1.5
Government grants (2)	(1.3)	—	—	(1.3)
Total Adjusted EBITDA	$(13.7)	$(0.3)	$(3.4)	$(17.5)
(1)Non-cash expense related to share-based compensation programs.
(2)Reflects a nonrecurring state government grant awarded to our theatres for COVID-19 pandemic relief.
The following table sets forth Adjusted EBITDA by reportable operating segment for the first quarter of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2022	F2021	Amt.	Pct.
Theatres	$4.8	$(13.7)	$18.5	134.8%
Hotels and resorts	2.4	(0.3)	2.7	908.1%
Corporate items	(3.8)	(3.4)	(0.4)	(10.7)%
Total Adjusted EBITDA	$3.4	$(17.5)	$20.8	119.2%
During the first quarter of fiscal 2022, our theatre division reported its third straight quarter with positive Adjusted EBITDA since the start of the COVID-19 pandemic due to increased attendance and increased revenues per person, as described in the Theatres section above. During the first quarter of fiscal 2022, our hotels and resorts division reported its fourth straight quarter with positive Adjusted EBITDA due to improved occupancy percentages and ADR, and strong cost controls, as described in the Hotels and Resorts section above. Our first quarter of fiscal 2022 is our third straight quarter with consolidated positive Adjusted EBITDA since the start of the pandemic.
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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of March 31, 2022, we had a cash balance of approximately $19.4 million, $221.4 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.37. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed above), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2022 and fiscal 2023, even if our properties continue to generate reduced revenues during these periods. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.
We believe that the actions we have taken during the past two years will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to continue operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the reinstatement of protective actions that federal, state and local governments have taken and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A and in our Annual Report for the year ended December 30, 2021). Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during the fiscal 2022 (but still report results below comparable periods in fiscal 2019), before beginning to progressively return to closer-to-normal performance in fiscal 2023. Our current expectations for our hotels and resorts division are that we will continue to show improvement in each succeeding quarter compared to the prior year, but continue to underperform compared to pre-COVID-19 pandemic years. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2022 due to an expected lag in business travel. It is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants in future periods. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.
Financial Condition
Net cash provided by operating activities totaled $6.5 million during the first quarter of fiscal 2022, compared to net cash used in operating activities of $13.0 million during the first quarter of fiscal 2021. The $19.5 million increase in net cash provided by operating activities was due primarily to a reduced net loss and the favorable timing in the collection of accounts receivable and receipt of refundable income taxes of $22.7 million, partially offset by unfavorable timing in the payment of accounts payable, accrued compensation, taxes other than income taxes and other accrued liabilities during the first quarter of fiscal 2021.
Net cash used in investing activities during the first quarter of fiscal 2022 totaled $3.1 million, compared to net cash provided by investing activities of $2.6 million during the first quarter of fiscal 2021. The increase in net cash used in investing activities of $5.7 million was primarily the result of an increase of $5.0 million in capital expenditures, partially offset by lower proceeds from disposals of property, equipment and other assets during the first quarter of fiscal 2022. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $6.6 million during the first quarter of fiscal 2022 compared to $1.5 million during the first quarter of fiscal 2021.
Fiscal 2022 first quarter cash capital expenditures included approximately $2.8 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2022 of approximately $3.8 million, including costs related to rooms renovations at the Grand Geneva Resort and Spa and normal maintenance capital projects.
Net cash used in financing activities during the first quarter of fiscal 2022 totaled $3.2 million compared to net cash provided by financing activities of $9.2 million during the first quarter of fiscal 2021. During the first quarter of fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $22.0 million of new short-term revolving credit facility borrowings, and we made $22.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2022 (net zero borrowings on our credit facility). We ended the first quarter of fiscal 2022 with no outstanding borrowings under our revolving credit facility. During the first quarter of fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $36.0 million of new short-term revolving credit facility borrowings, and we made $22.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2021 (net increase in borrowings on our credit facility of $14.0 million).
During the first quarter of fiscal 2022 we repaid $0.8 million of short-term term loan borrowings, compared to $4.2 million of such repayments during the first quarter of fiscal 2021. Principal payments on long-term debt were approximately $0.4 million during the first quarter of fiscal 2022 compared to payments of $0.1 million during the first quarter of fiscal 2021. Our debt-to-capitalization ratio (including short-term borrowings but excluding our finance and operating lease obligations) was 0.37 at March 31, 2022, compared to 0.37 at December 30, 2021.
During the first quarter of fiscal 2022 and the first quarter of fiscal 2021 we did not repurchase any shares of our common stock in the open market. As of March 31, 2022, approximately 2.6 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
We did not make any dividend payments during the first quarter of fiscal 2022 and the first quarter of fiscal 2021. Our Credit Agreement, as amended, required us to temporarily suspend our quarterly dividend payments and prohibited us from repurchasing shares of our common stock in the open market during fiscal 2021. The Credit Agreement also limits the total amount of quarterly dividend payments or share repurchases during the four subsequent quarters beginning with the first quarter of fiscal 2022 to no more than $1.55 million per quarter, unless we are in compliance with prior financial covenants under the Credit Agreement (specifically, the consolidated fixed charge coverage ratio), at which point we have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have not experienced any material changes in our market risk exposures since December 30, 2021.
Item 4. Controls and Procedures
a.Evaluation of disclosure controls and procedures
Based on their evaluations and the evaluation of management, as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
b.Changes in internal control over financial reporting
There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 31 – February 3	171	$17.95	171	2,657,169
February 4 – March 3	75,674	18.10	75,674	2,581,495
March 4 – March 31	—	—	—	2,581,495
Total	75,845	$18.10	75,845	2,581,495
(1)Through March 31, 2022, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 31, 2022, we had repurchased approximately 9.1 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the first quarter of 2022 were purchased in connection with the vesting of grants of restricted stock, in which we repurchased shares from the stockholders whose restricted shares vested in order to cover such stockholders’ related withholding taxes.
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

THE MARCUS CORPORATION

DATE: May 5, 2022	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: May 5, 2022	By:	/s/ Douglas A. Neis
Douglas A. Neis
Executive Vice President and Chief Financial Officer
S-1