Form 10-Q
period 2022-06-30
MARCUS CORP
filed 2022-08-05
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
COMMON STOCK OUTSTANDING AT AUGUST 1, 2022 – 24,395,412
CLASS B COMMON STOCK OUTSTANDING AT AUGUST 1, 2022 –7,110,875

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$57,741	$17,658
Restricted cash	5,677	6,396
Accounts receivable, net of reserves of $169 and $1,001, respectively	26,273	28,902
Government grants receivable	—	4,335
Refundable income taxes	—	22,435
Assets held for sale	521	4,856
Other current assets	19,683	15,364
Total current assets	109,895	99,946

Property and equipment:
Land and improvements	129,802	129,642
Buildings and improvements	766,057	756,974
Leasehold improvements	167,316	166,060
Furniture, fixtures and equipment	383,997	375,650
Finance lease right-of-use assets	75,262	75,124
Construction in progress	3,652	6,000
Total property and equipment	1,526,086	1,509,450
Less accumulated depreciation and amortization	770,460	738,258
Net property and equipment	755,626	771,192

Operating lease right-of-use assets	209,264	217,072

Other assets:
Investments in joint ventures	2,202	2,335
Goodwill	75,052	75,095
Deferred incomes taxes	10,198	10,032
Other	12,398	12,689
Total other assets	99,850	100,151
TOTAL ASSETS	$1,174,635	$1,188,361
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 30, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,335	$35,781
Income taxes	283	—
Taxes other than income taxes	19,219	19,566
Accrued compensation	18,879	20,474
Other accrued liabilities	59,334	59,678
Short-term borrowings	46,628	47,346
Current portion of finance lease obligations	2,489	2,561
Current portion of operating lease obligations	16,291	16,795
Current maturities of long-term debt	11,077	10,967
Total current liabilities	212,535	213,168

Finance lease obligations	16,116	17,192

Operating lease obligations	207,713	216,064

Long-term debt	203,720	204,177

Deferred income taxes	25,125	26,183

Other long-term obligations	56,693	57,963

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,498,243 shares at June 30, 2022 and 24,345,356 shares at December 30, 2021	24,498	24,345
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,110,875 shares at June 30, 2022 and 7,130,125 shares at December 30, 2021	7,111	7,130
Capital in excess of par	150,565	145,656
Retained earnings	283,364	289,306
Accumulated other comprehensive loss	(10,529)	(11,444)
	455,009	454,993
Less cost of Common Stock in treasury (112,282 shares at June 30, 2022 and 48,111 shares at December 30, 2021)	(2,276)	(1,379)
Total shareholders’ equity attributable to The Marcus Corporation	452,733	453,614
Noncontrolling interest	—	—
Total equity	452,733	453,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,174,635	$1,188,361
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Revenues:
Theatre admissions	$63,087	$24,915	$101,504	$35,600
Rooms	28,865	17,332	46,295	26,376
Theatre concessions	58,147	23,061	93,611	32,980
Food and beverage	19,014	9,591	33,525	15,503
Other revenues	21,192	14,231	39,999	26,125
	190,305	89,130	314,934	136,584
Cost reimbursements	8,250	3,417	15,863	6,750
Total revenues	198,555	92,547	330,797	143,334

Costs and expenses:
Theatre operations	61,737	28,877	106,165	47,147
Rooms	10,471	7,072	18,674	12,337
Theatre concessions	22,993	10,037	38,186	14,533
Food and beverage	15,035	7,806	27,175	13,176
Advertising and marketing	5,978	3,819	10,459	6,368
Administrative	17,627	15,963	36,708	29,279
Depreciation and amortization	16,752	18,494	33,983	36,473
Rent	6,578	6,344	12,828	12,685
Property taxes	4,980	4,468	9,725	9,207
Other operating expenses	9,261	8,628	18,935	13,418
Impairment charges	—	3,732	—	3,732
Reimbursed costs	8,250	3,417	15,863	6,750
Total costs and expenses	179,662	118,657	328,701	205,105

Operating income (loss)	18,893	(26,110)	2,096	(61,771)

Other income (expense):
Investment income (loss)	(459)	120	(727)	160
Interest expense	(4,063)	(4,907)	(8,155)	(9,750)
Other expense	(584)	(628)	(1,161)	(1,256)
Gain (loss) on disposition of property, equipment and other assets	(69)	(164)	355	2,040
Equity earnings ( losses) from unconsolidated joint ventures	7	—	(134)	—
	(5,168)	(5,579)	(9,822)	(8,806)

Earnings (loss) before income taxes	13,725	(31,689)	(7,726)	(70,577)
Income tax expense ( benefit)	4,765	(8,323)	(1,784)	(19,081)
Net earnings (loss)	8,960	(23,366)	(5,942)	(51,496)
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to The Marcus Corporation	$8,960	(23,366)	$(5,942)	$(51,496)

Net earnings (loss) per share - basic:
Common Stock	$0.29	$(0.76)	$(0.19)	$(1.71)
Class B Common Stock	$0.26	$(0.68)	$(0.18)	$(1.44)

Net earnings (loss) per share - diluted:
Common Stock	$0.24	$(0.76)	$(0.19)	$(1.71)
Class B Common Stock	$0.23	$(0.68)	$(0.18)	$(1.44)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021

Net earnings (loss)	$8,960	$(23,366)	$(5,942)	$(51,496)
Other comprehensive income (loss), net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $67, $86, $134 and $172 , respectively	190	242	380	484
Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $37, $(2), $116 and $4, respectively	106	(7)	329	10
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $31, $43, $72 and $111, respectively	88	121	206	314
Other comprehensive income	384	356	915	808
Comprehensive income (loss)	9,344	(23,010)	(5,027)	(50,688)
Comprehensive earnings (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to The Marcus Corporation	$9,344	$(23,010)	$(5,027)	$(50,688)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	26 Weeks Ended
	June 30, 2022	July 1, 2021

OPERATING ACTIVITIES:
Net loss	$(5,942)	$(51,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	134	—
Gain on disposition of property, equipment and other assets	(355)	(2,040)
Impairment charges	—	3,732
Depreciation and amortization	33,983	36,473
Amortization of debt issuance costs	826	1,244
Share-based compensation	4,572	4,152
Deferred income taxes	(1,505)	(19,181)
Other long-term obligations	(49)	1,180
Contribution of the Company’s stock to savings and profit-sharing plan	956	1,012
Changes in operating assets and liabilities:
Accounts receivable	2,629	(4,944)
Government grants receivable	4,335	4,913
Other assets	(4,294)	(1,712)
Operating leases	(1,047)	(2,484)
Accounts payable	551	6,369
Income taxes	22,720	6,003
Taxes other than income taxes	(347)	(654)
Accrued compensation	(1,595)	6,650
Other accrued liabilities	(344)	1,102
Total adjustments	61,170	41,815
Net cash provided by (used in) operating activities	55,228	(9,681)

INVESTING ACTIVITIES:
Capital expenditures	(16,341)	(6,195)
Proceeds from disposals of property, equipment and other assets	4,821	4,297
Purchase of trading securities	—	(1,906)
Other investing activities	45	59
Net cash used in investing activities	(11,475)	(3,745)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	22,000	66,500
Repayment of borrowings on revolving credit facility	(22,000)	(46,500)
Repayments on short-term borrowings	(820)	(4,150)
Principal payments on long-term debt	(851)	(187)
Debt issuance costs	—	(4)
Principal payments on finance lease obligations	(1,336)	(1,329)
Equity transactions:
Treasury stock transactions, except for stock options	(1,461)	(1,236)
Exercise of stock options	79	1,374
Net cash (used in) provided by financing activities	(4,389)	14,468
Net increase in cash, cash equivalents and restricted cash	39,364	1,042
Cash, cash equivalents and restricted cash at beginning of period	24,054	14,088
Cash, cash equivalents and restricted cash at end of period	$63,418	$15,130

Supplemental Information:
Interest paid, net of amounts capitalized	$7,054	$7,719
Income taxes refunded, including interest earned	22,998	5,910
Change in accounts payable for additions to property, equipment and other assets	2,003	400
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended June 30, 2022 and July 1, 2021 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 30, 2022, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2021.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 30, 2021, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Noncontrolling Interests - The Company has an ownership interest greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is included in the accounts of the Company. The Company is the primary beneficiary of the VIE and the Company’s interest is considered a majority voting interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings (loss) attributable to noncontrolling interests in the consolidated statements of earnings (loss) in accordance with the partnership agreement. Due to the cumulative losses of the entity, the noncontrolling interest balance is $0 as of June 30, 2022 and December 30, 2021. The Company will not record earnings or losses from noncontrolling interest until the entity returns to profitability.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $16,744 and $33,967 for the 13 and 26 weeks ended June 30, 2022, respectively, and $18,475 and $36,433 for the 13 and 26 weeks ended July 1, 2021, respectively.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of June 30, 2022, assets held for sale consists primarily of excess land.
Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. There were no indicators of impairment identified during the 26 weeks ended June 30, 2022.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 26 weeks ended June 30, 2022 or July 1, 2021.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021

Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$8,960	$(23,366)	$(5,942)	$(51,496)
Denominator:
Denominator for basic EPS	31,492	31,404	31,469	31,300
Effect of dilutive employee stock options	40	—	—	—
Effect of convertible notes	9,085	—	—	—
Denominator for diluted EPS	40,617	31,404	31,469	31,300
Net earnings (loss) per share - basic:
Common Stock	$0.29	$(0.76)	$(0.19)	$(1.71)
Class B Common Stock	$0.26	$(0.68)	$(0.18)	$(1.44)
Net earnings (loss) per share - diluted:
Common Stock	$0.24	$(0.76)	$(0.19)	$(1.71)
Class B Common Stock	$0.23	$(0.68)	$(0.18)	$(1.44)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect. During the 26 weeks ended June 30, 2022, and the 13 and 26 weeks ended July 1, 2021, approximately 61,791, 165,439 and 142,746 common stock equivalents, respectively, were excluded from the computation of diluted loss per share due to the Company’s net loss. During the 26 weeks ended June 30, 2022, and the 13 and 26 weeks ended July 1, 2021, 9,084,924 shares related to the convertible notes were excluded from the computation of diluted loss per share as the effect would have been anti-dilutive.
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 13 and 26 weeks ended June 30, 2022 and July 1, 2021 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
Exercise of stock options	—	—	(5)	—	—	31	26	—	26
Purchase of treasury stock	—	—	—	—	—	(1,373)	(1,373)	—	(1,373)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	1	—	—	8	9	—	9
Issuance of non-vested stock	78	—	(236)	—	—	158	—	—	—
Shared-based compensation	—	—	2,917	—	—	—	2,917	—	2,917
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(14,902)	531	—	(14,371)	—	(14,371)
BALANCES AT MARCH 31, 2022	$24,498	$7,111	$149,234	$274,403	$(10,913)	$(2,555)	$441,778	$—	$441,778
Exercise of stock options	—	—	(16)	—	—	69	53	—	53
Purchase of treasury stock	—	—	—	—	—	(104)	(104)	—	(104)
Reissuance of treasury stock	—	—	(2)	—	—	9	7	—	7
Issuance of non-vested stock	—	—	(305)	—	—	305	—	—	—
Shared-based compensation	—	—	1,655	—	—	—	1,655	—	1,655
Other	—	—	(1)	1	—	—	—	—	—
Comprehensive income	—	—	—	8,960	384	—	9,344	—	9,344
BALANCES AT JUNE 30, 2022	$24,498	$7,111	$150,565	$283,364	$(10,529)	$(2,276)	$452,733	$—	$452,733

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723
Adoption of ASU No. 2020-06	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(659)	—	—	1,951	1,292	—	1,292
Purchase of treasury stock	—	—	—	—	—	(1,181)	(1,181)	—	(1,181)
Savings and profit-sharing contribution	44	—	968	—	—	—	1,012	—	1,012
Reissuance of treasury stock	—	—	2	—	—	10	12	—	12
Issuance of non-vested stock	221	—	(367)	—	—	146	—	—	—
Shared-based compensation	—	—	1,484	—	—	—	1,484	—	1,484
Other	—	—	—	(1)	—	1	—	—	—
Conversions of Class B Common Stock	520	(520)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(28,130)	452	—	(27,678)	—	(27,678)
BALANCES AT APRIL 1, 2021	$24,049	$7,406	$138,446	$304,468	$(14,481)	$(2,033)	$457,855	$—	$457,855
Exercise of stock options	—	—	(40)	—	—	122	82	—	82
Purchase of treasury stock	—	—	—	—	—	(73)	(73)	—	(73)
Reissuance of treasury stock	—	—	(1)	—	—	7	6	—	6
Issuance of non-vested stock	18	—	(157)	—	—	139	—	—	—
Shared-based compensation	—	—	2,668	—	—	—	2,668	—	2,668
Conversions of Class B Common Stock	275	(275)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(23,366)	356	—	(23,010)	—	(23,010)
BALANCES AT JULY 1, 2021	$24,342	$7,131	$140,916	$281,102	$(14,125)	$(1,838)	$437,528	$—	$437,528
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	June 30, 2022	December 30, 2021

Unrecognized gain (loss) on interest rate swap agreements	$26	$(509)
Net unrecognized actuarial loss for pension obligation	(10,555)	$(10,935)
	$(10,529)	$(11,444)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 30, 2022 and December 30, 2021, respectively, the Company’s $3,789 and $4,617 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At June 30, 2022 and December 30, 2021, respectively, the Company’s $44,990 and $5,000 of investments in money market accounts were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At June 30, 2022 and December 30, 2021, respectively, the Company’s $34 asset and $689 liability related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At June 30, 2022 and December 30, 2021, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that were measured on a non-recurring basis are discussed in Note 3.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021

Service cost	$264	$280	$528	$561
Interest cost	335	301	670	601
Net amortization of prior service cost and actuarial loss	257	327	514	655
Net periodic pension cost	$856	$908	$1,712	$1,817
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.
Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 30, 2022 is as follows:

	13 Weeks Ended June 30, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$63,087	$—	$—	$63,087
Rooms	—	28,865	—	28,865
Theatre concessions	58,147	—	—	58,147
Food and beverage	—	19,014	—	19,014
Other revenues(1)	8,203	12,872	117	21,192
Cost reimbursements	—	8,250	—	8,250
Total revenues	$129,437	$69,001	$117	$198,555

	26 Weeks Ended June 30, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$101,504	$—	$—	$101,504
Rooms	—	46,295	—	46,295
Theatre concessions	93,611	—	—	93,611
Food and beverage	—	33,525	—	33,525
Other revenues(1)	13,813	25,975	211	39,999
Cost reimbursements	—	15,863	—	15,863
Total revenues	$208,928	$121,658	$211	$330,797
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 and 26 weeks ended July 1, 2021 is as follows:

	13 Weeks Ended July 1, 2021
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$24,915	$—	$—	$24,915
Rooms	—	17,332	—	17,332
Theatre concessions	23,061	—	—	23,061
Food and beverage	—	9,591	—	9,591
Other revenues(1)	4,281	9,855	95	14,231
Cost reimbursements	44	3,373	—	3,417
Total revenues	$52,301	$40,151	$95	$92,547

	26 Weeks Ended July 1, 2021
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$35,600	$—	$—	$35,600
Rooms	—	26,376	—	26,376
Theatre concessions	32,980	—	—	32,980
Food and beverage	—	15,503	—	15,503
Other revenues(1)	6,196	19,734	195	26,125
Cost reimbursements	87	6,663	—	6,750
Total revenues	$74,863	$68,276	$195	$143,334
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $39,355 and $39,144 as of June 30, 2022 and December 30, 2021, respectively. The Company had no contract assets as of June 30, 2022 and December 30, 2021. During the 26 weeks ended June 30, 2022, the Company recognized revenue of $9,448 that was included in deferred revenues as of December 30, 2021. During the 26 weeks ended July 1, 2021, the Company recognized revenue of $4,115 that was included in deferred revenues as of December 31, 2020. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of June 30, 2022, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $3,228 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.
As of June 30, 2022, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,559 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
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
In March 2020, the Financial Accounting Standards Board issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR), or other interbank offered rates, to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). ASU No. 2020-14 is optional, effective immediately, and may be elected over time as reference rate reform activities occur, generally through December 31, 2022. The Company will evaluate the effect the new standard will have on its consolidated financial statements when a replacement rate is chosen.
2. Impact of COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses were significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and the customers’ reactions or responses to such actions. The extent of these protective actions and their impact on the Company’s businesses has continued to dissipate during the first half of fiscal 2022.
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
Since the COVID-19 pandemic began, the Company has been working proactively to preserve cash and enhance liquidity. As of June 30, 2022, the Company had cash and cash equivalents of approximately $57,741 and $221,809 of availability under its $225,000 revolving credit facility. With this strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate, the Company believes it is positioned to meet its obligations as they come due and continue to sustain its operations throughout fiscal 2022 and 2023, even if the properties continue to generate reduced revenues during these periods.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

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
3. Impairment Charges
During the 13 weeks ended July 1, 2021, the Company determined that indicators of impairment were evident at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use-assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sales proceeds) was less than their carrying values and recorded a $3,732 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $10,200 as of July 1, 2021, excluding any applicable remaining lease obligations. There were no indicators of impairment identified during the 26 weeks ended June 30, 2022.
4. Long-Term Debt and Short-Term Borrowings
Long-term debt and short-term borrowings are summarized as follows:

	June 30, 2022	December 30, 2021

Mortgage notes	$24,203	$24,388
Senior notes	90,000	90,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	1,158	1,356
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	2,712	3,181
Revolving credit agreement	—	—
Debt issuance costs	(3,326)	(3,831)
Total debt, net of debt issuance costs	214,797	215,144
Less current maturities, net of issuance costs	11,077	10,967
Long-term debt	$203,720	204,177

Short-term borrowings	46,628	47,346
Total debt and short-term borrowings, net of issuance costs	$261,425	$262,490

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

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
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At June 30, 2022, there were borrowings of $0 outstanding on the revolving credit facility, which when borrowed, bear interest at LIBOR plus a margin, effectively 6.10% at June 30, 2022. Availability under the line at June 30, 2022, was $221,809, after taking into consideration outstanding letters of credit that reduce revolver availability. In conjunction with the First Amendment, the Company added an initial $90,800 term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment, the term loan facility was reduced to $50,000 and the maturity date was extended to September 22, 2022. As of June 30, 2022, the balance of the term loan was $46,628, which is included in short-term borrowings on the consolidated balance sheet.
Borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin based upon the Company’s consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon the Company’s consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires the Company to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on its consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.
The Credit Agreement contains various restrictions and covenants. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts the Company’s ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires the Company’s consolidated EBITDA not to be less than or equal to (i) $10,000 as of December 30, 2021 for the two consecutive fiscal quarters then ending, (ii) $25,000 as of March 31, 2022 for the three consecutive fiscal quarters then ending, (iii) $50,000 as of June 30, 2022 for the four consecutive fiscal quarters then ending, (iv) $65,000 as of September 29, 2022 for the four consecutive fiscal quarters then ending, or (v) $70,000 as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires the Company’s consolidated liquidity not to be less than or equal to (i) $100,000 as of September 30, 2021, (ii) $100,000 as of December 30, 2021, (iii) $100,000 as of March 31, 2022, (iv) $100,000 as of June 30, 2022, or (v) $50,000 as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50,000 for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits the Company from incurring or making capital expenditures, (i) during fiscal 2021 in excess of the sum of $40,000 plus certain adjustments, or (ii) during the Company’s 2022 fiscal year in excess of $50,000 plus certain adjustments. See Note 9 for further discussion of an amendment to the Credit Agreement covenants subsequent to the end of the second quarter of fiscal 2022.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

Pursuant to the Credit Agreement, the Company is required to apply net cash proceeds received from certain events, including certain asset disposition, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. During the 26 weeks ended June 30, 2022, approximately $820 in asset sale proceeds were applied to the term loan balance. In addition, if, at any time during the specified period, the Company’s unrestricted cash on hand exceeds $75,000, the Company is required to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.
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
Note Purchase Agreements
At June 30, 2022 and December 30, 2021, the Company’s $90,000 of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.
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
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

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
During the Company’s fiscal 2021 second, third and fourth quarters, and the Company’s fiscal 2022 first, second and third quarters, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
Derivatives
The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.
The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000 of floating rate debt. The first agreement had a notional amount of $25,000, expired March 1, 2021 and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement has a notional amount of $25,000, expires March 1, 2023 and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (1.063% at June 30, 2022). The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of June 30, 2022, the remaining interest rate swap was considered highly effective. The fair value of the interest rate swap on June 30, 2022 was an asset of $34, which is included in other current assets in the consolidated balance sheet. The fair value of the interest rate swap on December 30, 2021, was a liability of $689, which was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings over its remaining term.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

Total lease cost consists of the following:

		13 Weeks Ended		26 Weeks Ended
Lease Cost	Classification	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$696	$668	$1,401	$1,380
Interest on lease liabilities	Interest expense	216	240	437	490
		$912	$908	$1,838	$1,870
Operating lease costs:
Operating lease costs	Rent expense	$6,364	$6,465	$12,741	$12,786
Variable lease cost	Rent expense	178	(158)	15	(173)
Short-term lease cost	Rent expense	36	37	72	72
		$6,578	$6,344	$12,828	$12,685
Additional information related to leases is as follows:

	13 Weeks Ended		26 Weeks Ended
Other Information	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$752	$699	$1,336	$1,329
Operating cash flows from finance leases	216	240	437	490
Operating cash flows from operating leases	7,012	7,899	14,136	$15,292

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	116	—	188	—
Operating lease liabilities	—	—	183	1,575

	June 30, 2022	December 30, 2021

Finance leases:
Property and equipment – gross	$75,262	$75,124
Accumulated depreciation and amortization	(59,552)	(58,197)
Property and equipment - net	$15,710	$16,927

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2022	December 30, 2021
Weighted-average remaining lease terms:
Finance leases	8 years	8 years
Operating leases	13 years	13 years

Weighted-average discount rates:
Finance leases	4.58%	4.58%
Operating leases	4.60%	4.48%
Deferred rent payments of approximately $1,442 for the Company’s operating leases have been included in the total operating lease obligations as of June 30, 2022, of which approximately $698 is included in long-term operating lease obligations.
6. Income Taxes
The Company’s effective income tax rate for the 13 and 26 weeks ended June 30, 2022 was 34.7% and 23.1%, respectively, and was 26.3% and 27.0% for the 13 and 26 weeks ended and July 1, 2021, respectively. The effective tax rate for the 13 weeks ended June 30, 2022 includes discrete tax expense related to various matters. During the 26 weeks ended July 1, 2021, the Company filed income tax refund claims of $24,151 related to its fiscal 2020 tax return, of which $1,828 was received in fiscal 2021, and $22,323 was received during the 26 weeks ended June 30, 2022. An additional $636 of interest was received during the 26 weeks ended June 30, 2022 and is included within income tax benefit in the consolidated statement of earnings (loss). During the 26 weeks ended July 1, 2021, the Company received the remaining $5,900 of requested tax refunds from its fiscal 2019 tax return.
7. Joint Venture Transactions
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 30, 2022
(in thousands, except share and per share data)

Following is a summary of business segment information for the 13 and 26 weeks ended June 30, 2022 and July 1, 2021:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 30, 2022
Revenues	$129,437	$69,001	$117	$198,555
Operating income (loss)	16,430	6,817	(4,354)	18,893
Depreciation and amortization	11,863	4,801	88	16,752

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
July 1, 2021
Revenues	$52,301	$40,151	$95	$92,547
Operating loss	$(18,215)	$(2,239)	$(5,656)	$(26,110)
Depreciation and amortization	$13,385	$5,047	$62	$18,494

26 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 30, 2022
Revenues	$208,928	$121,658	$211	$330,797
Operating income (loss)	8,410	3,843	(10,157)	2,096
Depreciation and amortization	24,054	9,751	178	33,983

26 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
July 1, 2021
Revenues	$74,863	$68,276	$195	$143,334
Operating loss	(43,854)	(7,947)	(9,970)	(61,771)
Depreciation and amortization	26,171	10,174	128	36,473
9. Subsequent Events

Subsequent to the end of the second quarter of fiscal 2022, on July 29, 2022 the Company repaid $46,628 of short-term borrowings, repaying in full and retiring the term loan facility maturing on September 22, 2022. In connection with the repayment of the term loan, the Company amended the Credit Agreement by entering into the Fourth Amendment which modified the consolidated fixed charge coverage covenant, reducing the requirement to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 to at least 2.5 to 1 starting as of the end of the fiscal quarter ending March 30, 2023, and continuing for each fiscal quarter thereafter.

Subsequent to the end of the second quarter of fiscal 2022, on July 29, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share of common stock. The dividend will be paid September 15, 2022, to shareholders of record on August 25, 2022. The Board of Directors also declared a dividend of $0.045 per share on the Class B common stock. The dividend on the Class B commons stock, which is not publicly traded, will also be paid September 15, 2022, to shareholders of record on August 25, 2022.

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
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2022 consisted of the 13-week period beginning on April 1, 2022 and ended on June 30, 2022. The second quarter of fiscal 2021 consisted of the 13-week period beginning April 2, 2021 and ended on July 1, 2021. The first half of fiscal

2022 consisted of the 26-week period beginning on December 31, 2021 and ended on June 30, 2022. The first half of fiscal 2021 consisted of the 26-week period beginning January 1, 2021 and ended on July 1, 2021. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 30, 2021, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. For further discussion regarding the impacts of COVID-19 and related economic conditions on our results for the first half of fiscal 2022 and potential future impacts, see immediately below, and also refer to the discussion of our operational risks and financial risks found in “Part I-Item 1A-Risk Factors” in our 2021 Annual Report.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses were significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and our customers’ reactions or responses to such actions. The extent of these protective actions and their impact on our businesses has continued to dissipate during the first half of fiscal 2022.
We began fiscal 2022 with all of our theatres open with normal operating days and hours. While still below pre-COVID-19 levels, attendance has continued to gradually improve as the number of vaccinated individuals increased, more films are released, and customers indicate increasing willingness to return to movie theatres. We remain optimistic that the theatre industry is in the process of rebounding and will continue to benefit from pent-up social demand now that a greater percentage of the population is vaccinated, the majority of state and local restrictions have been lifted and people seek togetherness with a return to normalcy.
We still expect a return to “normalcy” to span multiple months driven by an increase in the quality and quantity of new films released in theatres and a gradual ramp-up of consumer comfort with public gatherings. The appearance of first, the Delta variant, and subsequently the Omicron variant, of the disease has resulted in changing government guidance on indoor activities in some communities, which impacted consumer comfort early in fiscal 2022. Industry customer surveys indicate that consumer comfort is once again increasing, reaching a post-pandemic high comfort level in June 2022. We believe the approval of vaccines for children ages 5-11 has contributed to parents feeling more comfortable to visit a movie theatre, which should bolster the market for films aimed at children and families, a genre in which we have historically performed very well.
Total theatre division revenues, expressed as a percentage of fiscal 2019 revenues, increased every quarter of fiscal 2021, increasing from 20% in the first quarter to 32% in the second quarter, 59% in the third quarter and 82% in the fourth quarter. We were very encouraged by the performance of multiple films released during the first half of fiscal 2022, including Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, The Batman, and Jurassic World: Dominion. Total theatre division revenues in the first and second quarters of fiscal 2022 expressed as a percentage of fiscal 2019 revenues were 69% and 80%, respectively.
We began fiscal 2022 with all eight of our company-owned and managed hotels open. Substantially all of our restaurants and bars in our hotels and resorts were open during the second quarter of fiscal 2022, operating in some cases with reduced operating hours. The majority of our hotels and restaurants are now generating revenues at or above pre-pandemic levels, while at certain hotels that primarily serve group business revenues remain below pre-pandemic levels with improving occupancy and business travel activity increasing. The primary customer for hotels during the second quarter of fiscal 2022 continued to come from the leisure travel market. While business travel remained below pre-pandemic levels during the second quarter of fiscal 2022, we continued to see an increase in travel from this customer segment, particularly from small and mid-size group activity. As of the date of this report, our group room revenue bookings for fiscal 2022—commonly referred to in the hotels and resorts industry as “group pace”—is running behind where we would typically be at this same time in prior years (pre-pandemic), but group pace has improved from earlier in the fiscal year and we have experienced increased booking activity in recent months for fiscal 2022 and 2023 and beyond. With companies implementing return to office plans, we remain optimistic that business travel will continue to increase during fiscal 2022 and beyond. Total hotel division revenues, expressed as a percentage of fiscal 2019 revenues, increased throughout fiscal 2021, including an increase during fiscal 2021 from 51% in the first quarter to 57% in second quarter, 88% in the third quarter and 82% in the fourth quarter. Total hotel division revenues, expressed as a percentage of fiscal 2019 revenues, continued to increase during fiscal 2022 from 96% in the first quarter to 99% in the second quarter. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of June 30, 2022, we had a cash balance of approximately $57.7 million, $221.8 million of availability under our $225 million revolving credit facility and our debt-to-capitalization ratio (including short-term borrowings) was 0.37. Subsequent to the end of the second quarter of fiscal 2022, on July 29, 2022 we repaid $46.6 million of short-term borrowings, repaying in full and terminating the term loan facility maturing on September 22, 2022 and reducing our overall indebtedness. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2022 and 2023, even if our properties continue to generate reduced revenues during these periods.
During the first half of fiscal 2022 we received a $23.0 million federal income tax refund (including $0.7 million of interest) related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. We also received $4.3 million in state theatre grants during the first half of fiscal 2022 that were awarded and accrued during the fourth quarter of fiscal 2021. Both the receipt of the income tax refund and grant funds contributed to our current strong liquidity position.
We continue to pursue sales of surplus real estate and other non-core real estate to further enhance our liquidity. During the first half of fiscal 2022, we sold three land parcels, generating net proceeds of approximately $4.8 million. We believe we may receive additional sales proceeds from real estate sales during the remainder of fiscal 2022 totaling approximately $1 - $5 million, depending upon demand for the real estate in question.
We cannot assure that the impact of the COVID-19 pandemic will not continue to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the second quarter and first half of fiscal 2022 and fiscal 2021 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Revenues	$198.6	$92.5	$106.0	114.5%	$330.8	$143.3	$187.5	130.8%
Operating income (loss)	18.9	(26.1)	45.0	172.4%	2.1	(61.8)	63.9	103.4%
Other income (expense)	(5.2)	(5.6)	0.4	7.4%	(9.8)	(8.8)	(1.0)	(11.4)%
Net earnings (loss) attributable to The Marcus Corp.	$9.0	$(23.4)	$32.3	138.3%	$(5.9)	$(51.5)	$45.6	88.5%
Net earnings (loss) per common share - diluted:	$0.24	$(0.76)	$1.00	131.6%	$(0.19)	$(1.71)	$1.52	88.9%
Revenues increased and operating income (loss), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share improved significantly during the second quarter and first half of fiscal 2022 compared to the fiscal 2021 periods. Increased revenues and operating income from both our theatre division and hotels and resorts division contributed to the improvement during the first half of fiscal 2022 compared to the first half of fiscal 2021, during portions of which some of our theatres were closed, releases of new films were limited and travel was significantly reduced due to the impact of the COVID-19 pandemic.
Our operating loss during the second quarter and first half of fiscal 2021 was negatively impacted by impairment charges of $3.7 million, or approximately $0.09 per diluted common share, primarily related to surplus real estate that was held for sale. Our operating loss during the first half of fiscal 2021 was favorably impacted by state government grants of approximately $1.3 million, or approximately $0.03 per diluted common share.
Net earnings (loss) attributable to The Marcus Corporation during the second quarter and first half of fiscal 2022 was favorably impacted by decreased interest expense compared to the fiscal 2021 periods, partially offset by investment losses during the fiscal 2022 periods compared to investment gains in the fiscal 2021 periods, and lower gains on disposition of property, equipment and other assets during the first half of fiscal 2022 as compared to the first half of fiscal 2021.
We recognized investment losses of $0.5 million and $0.7 million during the second quarter and first half of fiscal 2022, respectively, compared to investment income of $0.1 million and $0.2 million for the respective fiscal 2021 periods. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $4.1 million and $8.2 million for the second quarter and first half of fiscal 2022, respectively, compared to $4.9 million and $9.8 million for the respective fiscal 2021 periods. The decrease in interest expense for both periods in fiscal 2022 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported net gains on disposition of property, equipment and other assets of $0.4 million during the first half of fiscal 2022, compared to net gains on disposition of property, equipment and other assets of $2.0 million during the first half of fiscal 2021. The net gain on disposition of property, equipment and other assets during the first half of fiscal 2022 was due primarily to the sale of surplus land. The net gain on disposition of property, equipment and other assets during the first half of fiscal 2021 included the sale of an equity investment in a joint venture. The timing of periodic sales and disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets. We anticipate additional disposition gains or losses from periodic sales of property, equipment and other assets during fiscal 2022 and beyond.
We reported income tax expense for the second quarter of fiscal 2022 of $4.8 million compared to an income tax benefit of $8.3 million during the second quarter of fiscal 2021. We reported an income tax benefit for the first half of fiscal 2022 of $1.8 million compared to an income tax benefit of $19.1 million during the first half of fiscal 2021. The income tax benefit during the fiscal 2021 periods was primarily the result of the significant losses before income taxes incurred as a result of the reduction in our operating performance due to the impact of the COVID-19 pandemic as described above. Our fiscal 2022 first half effective income tax rate was 23.1%. Our fiscal 2021 first half effective income tax rate was 27.0%. We anticipate that our effective income tax rate for the remaining quarters of fiscal 2022 may be in the 24-28% range, excluding any potential changes in federal or state income tax rates or other one-time tax benefits. Our actual fiscal 2022 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the second quarter and first half of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Revenues	$129.4	$52.3	$77.1	147.5%	$208.9	$74.9	$134.1	179.1%
Operating income (loss)	16.4	(18.2)	34.6	190.1%	8.4	(43.9)	52.3	119.1%
Operating margin (% of revenues)	12.7%	(34.8)%			4.0%	(58.6)%
Our theatre division revenues and operating income increased significantly during the second quarter and first half of fiscal 2022 with all of our theatres open and an increase in new films released by movie studios, compared to the fiscal 2021 periods during portions of which a significant number of our theatres were temporarily closed and releases of new films were limited. We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres, ending the fiscal 2021 first and second quarters with approximately 74% and 95% of our theatres open, respectively. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter, and by the end of May 2021 we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. Our theatres were open with normal operating days and hours at all of our theatres throughout the first half of fiscal 2022.
Although significantly improved compared to the prior year, our operating income during the second quarter and first half of fiscal 2022 was negatively impacted by increased film costs (discussed below) and increased labor and supply costs as a result of the current labor shortage and inflationary environment. Our operating income during the second quarter and first half of fiscal 2022 was favorably impacted by inflationary price increases taken later in the second quarter of fiscal 2022 in response to the increased labor and supply costs. Our operating loss during the second quarter and first half of fiscal 2021 was negatively impacted by impairment charges of $3.7 million primarily related to surplus real estate that was held for sale. Our fiscal 2021 first half operating loss would have been even larger if not for a nonrecurring state government grant of approximately $1.3 million that favorably impacted our theatre division operating loss.
The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Admission revenues	$63.1	$24.9	$38.2	153.2%	$101.5	$35.6	$65.9	185.1%
Concession revenues	58.1	23.1	35.1	152.1%	93.6	33.0	60.6	183.6%
Other revenues	8.2	4.3	3.9	91.6%	13.8	6.2	7.6	122.6%
	129.4	52.3	77.2	147.7%	208.9	74.8	134.2	179.4%
Cost reimbursements	—	—	—	(100.0)%	—	0.1	(0.1)	(100.0)%
Total revenues	$129.4	$52.3	$77.1	147.5%	$208.9	$74.9	$134.1	179.1%
As described above, revenues were significantly reduced during the second quarter and first half of fiscal 2021 due to a limited number of films and the temporary closures and reduced operating days and hours at our theatres in response to the COVID-19 pandemic. As a result, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the theatre division for the second quarter and first half of fiscal 2022 to the second quarter and first half of fiscal 2019 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2019	Amt.	Pct.	F2022	F2019	Amt.	Pct.
Admission revenues(1)	$63.1	$83.1	$(20.0)	(24.0)%	$101.5	$142.0	$(40.5)	(28.5)%
Concession revenues	58.1	67.9	(9.8)	(14.4)%	93.6	115.1	(21.5)	(18.7)%
Other revenues	8.2	11.2	(3.0)	(26.6)%	13.8	19.7	(5.9)	(29.9)%
	129.4	162.2	(32.7)	(20.2)%	208.9	276.8	(67.9)	(24.5)%
Cost reimbursements	—	0.2	(0.2)	(100.0)%	—	0.4	(0.4)	(100.0)%
Total revenues	$129.4	$162.4	$(33.0)	(20.3)%	$208.9	$277.3	$(68.3)	(24.6)%
(1)We acquired Movie Tavern theatres on February 1, 2019. Admission revenues for the first half of fiscal 2022 decreased 30.7% on a pro forma basis for the acquisition as of the first day of fiscal 2019.
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2022 second quarter and first half results, U.S. box office receipts decreased 26.6% during our fiscal 2022 second quarter and 34.2% during our fiscal 2022 first half compared to the same comparable weeks in fiscal 2019, indicating that our decrease in admission revenues during the second quarter of fiscal 2022 of 24.0% outperformed the industry by 2.6 percentage points. Our pro forma decrease in admission revenues during the first half of fiscal 2022 of 30.7% outperformed the industry by 3.5 percentage points. Based upon this metric, we believe we were once again one of the top performing theatre circuits during fiscal 2022 compared to the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during the second quarter and first half of fiscal 2022 represented approximately 3.3% of the total admission revenues in the U.S. during the periods (commonly referred to as market share in our industry). This represents a notable increase over our reported market share of approximately 3.1% during the comparable fiscal 2019 periods, prior to the pandemic. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance increased significantly during the second quarter and first half of fiscal 2022 compared to the second quarter and first half of fiscal 2021, when a significant portion of our theatres were temporarily closed and the number of new films was more limited. Total theatre attendance increased 145.4% and 174.2% during the second quarter and first half of fiscal 2022, respectively, compared to the second quarter and first half of fiscal 2021, resulting in increases in both admission revenues and concession revenues. Conversely, a decrease in the number of new films and lingering customer concerns regarding visiting indoor businesses negatively impacted attendance during the second quarter and first half of fiscal 2022 as compared to the same periods in fiscal 2019.
Our highest grossing films during the fiscal 2022 second quarter included Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, Sonic the Hedgehog 2 and The Bad Guys. All of these five films debuted with an exclusive theatrical run prior to release on streaming services. This compares with three of the top five films in the second quarter of fiscal 2021 that were released “day-and-date” on streaming services. We believe such “day-and-date” releases negatively impact theatrical revenues, particularly in week two and beyond of a films’ release. We also believe “day-and-date” releases increase piracy, further impacting potential revenues. We believe our theatre circuit outperformed its competition on two of our top five revenue producing films during the second quarter of fiscal 2022. In addition, we believe our overall admission revenue outperformed the industry due in part to the fact that we believe our theatre circuit outperformed its competition on the next tier of films. Due to the impact of three particularly strong blockbusters released during the second quarter of fiscal 2022 (Top Gun: Maverick, Doctor Strange in the Multiverse of Madness and Jurassic World: Dominion), the film slate during the second quarter of fiscal 2022 was weighted more towards our top movies compared to the second quarter of fiscal 2021 and fiscal 2019, as evidenced by the fact that our top five films during our fiscal 2022 second quarter accounted for 68% of our total box office results, compared to 56% and 52% for the top five films during the second quarter of fiscal 2021 and fiscal 2019 (prior to the pandemic), respectively, both expressed as a percentage of the total admission revenues for the period. An increased reliance on just a few blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more concentrated film slate our overall film rental cost increased significantly during the second quarter of fiscal 2022 compared to the same period in the prior year.
Our average ticket price increased 3.3% during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased by 9.3% compared to the second quarter of fiscal 2019. Our average ticket price increased 4.0% during the first half of fiscal 2022 compared to the first half of fiscal 2021 and increased by 12.9% compared to the first half of fiscal 2019. In addition to inflationary price increases taken during the second quarter of fiscal 2022 in response to increases in labor and supply costs, a larger proportion of admission revenues from our proprietary premium large format screens (with a higher ticket price) contributed to the increase in our average ticket price during the first half of fiscal 2022. During portions of the first half of fiscal 2021 we also offered older “library” film product for only $5.00 per ticket when there was limited availability of new films resulting in a lower average ticket price in the same period in the prior year.
Our average concession revenues per person increased by 2.9% during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 and increased by 23.0% compared to the second quarter of fiscal 2019. Our average concession revenues per person increased by 3.7% during the first half of fiscal 2022 compared to the first half of fiscal 2021 and increased by 28.5% compared to the first half of fiscal 2019. In addition, as customers have returned to “normal” activities such as going to the movie theatre, they have demonstrated a propensity to spend at a higher rate than before the pandemic closures. We also believe a portion of the increase in our average concession revenues per person during the first half of fiscal 2022 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). A small portion of the increase in our average concession revenues per person is attributable to inflationary increases in concessions prices in response to increases in food and labor costs. Finally, we believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically.

We expect to continue to report increased average concession revenues per person in future periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.
Other revenues increased by approximately $3.9 million during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. Other revenues increased by approximately $7.6 million during the first half of fiscal 2022 compared to the first half of fiscal 2021. The increases were primarily due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising income.
Several films have performed well in the early weeks of our fiscal 2022 third quarter, including Thor: Love and Thunder, Minions 2 and Nope. Several films that were previously scheduled for release in the second half of fiscal 2022 have shifted release dates into fiscal 2023 due to production delays resulting from supply chain and COVID-19 related disruptions. We expect the lack of a significant number of blockbuster films, particularly during August, September and October, to negatively impact our operating results in the near-term, before the pace of new film releases is expected to increase once again. The current film product release schedule for the remainder of fiscal 2022 includes several new films that have potential to perform well, including DC League of Super-Pets, Bullet Train, Halloween Ends, Black Adam, Black Panther: Wakanda Forever, Avatar: The Way of Water, Puss in Boots: The Last Wish, and Shazam! Fury of the Gods. We believe that with a greater percentage of the population now vaccinated and consumer comfort now at post-pandemic highs, and assuming that concerns over any new variants of COVID-19 do not result in significant new restrictions, demand for out-of-home entertainment will continue to remain strong during the remainder of fiscal 2022. The early list of films scheduled to be released during fiscal 2023 appears quite strong.
Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of appropriate “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control. We currently believe that “day-and-date” film release experiments such as those tested by Warner Brothers and Disney during 2021 will not become the normal plan of distribution as the pandemic fully subsides. Warner Brothers has indicated that it is returning to an exclusive 45-day theatrical window with a significant number of its films during fiscal 2022. Disney announced in early 2022 that they will retain flexibility for future film distribution, particularly for family films, but has released several films exclusively to theatrical in fiscal 2022 including Doctor Strange in the Multiverse of Madness, Lightyear, and Thor: Love and Thunder and has committed to exclusive theatrical releases for several upcoming films including Black Panther: Wakanda Forever.
We ended the second quarter of fiscal 2022 with a total of 1,064 company-owned screens in 85 theatres, compared to 1,091 company-owned screens in 88 theatres and six managed screens in one theatre at the end of the second quarter of fiscal 2021. As of the end of the second quarter of fiscal 2022 and the date of this report, all of our company-owned theatres are operating. As of the end of the second quarter of fiscal 2021 approximately 95% of our theatres were open and operating.
Hotels and Resorts
The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Revenues	$69.0	$40.2	$28.9	71.9%	$121.7	$68.3	$53.4	78.2%
Operating income (loss)	6.8	(2.2)	9.1	404.5%	3.8	(7.9)	11.8	149.4%
Operating margin (% of revenues)	9.9%	(5.6)%			3.2%	(11.6)%
Our hotels and resorts division operating income during the second quarter and first half of fiscal 2022 increased compared to operating losses in the second quarter and first half of fiscal 2021, due to significantly increased revenues during the fiscal 2022 periods. All of our company-owned hotels and resorts contributed to the improved operating results during the second quarter of fiscal 2022, and all but one of our company-owned hotels and resorts contributed to the improved operating results during the first half of fiscal 2022 compared to the fiscal 2021 periods.

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Room revenues	$28.9	$17.3	$11.5	66.5%	$46.3	$26.4	$19.9	75.4%
Food/beverage revenues	19.0	9.6	9.4	98.2%	33.5	15.5	18.0	116.1%
Other revenues	12.9	9.9	3.0	30.6%	26.0	19.7	6.2	31.5%
	60.8	36.8	24.0	65.2%	105.8	61.6	44.2	71.8%
Cost reimbursements	8.3	3.4	4.9	144.6%	15.9	6.7	9.2	137.3%
Total revenues	$69.0	$40.2	$28.9	71.9%	$121.7	$68.3	$53.4	78.2%
Division revenues increased significantly during the second quarter and first half of fiscal 2022 compared to the second quarter and first half of fiscal 2021. While all eight of our company-owned hotels and all but one of our managed hotels were open during the second quarter and first half of fiscal 2021, the majority of these properties were generating significantly reduced revenues and operating under applicable state and local restrictions and guidelines, and, in some cases, reduced operating hours. In addition, we reopened our Milwaukee SafeHouse restaurant and bar in June 2021 and reopened the Chicago SafeHouse in May 2022.
We believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2022 to the second quarter and first half of fiscal 2019 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2019	Amt.	Pct.	F2022	F2019	Amt.	Pct.
Room revenues	$28.9	$28.2	$0.7	2.4%	$46.3	$47.1	$(0.8)	(1.7)%
Food /beverage revenues	19.0	18.6	0.4	2.1%	33.5	34.4	(0.9)	(2.6)%
Other revenues	12.9	11.2	1.7	14.8%	26.0	23.4	2.6	11.1%
	60.8	58.0	2.7	4.7%	105.8	104.9	0.9	0.9%
Cost reimbursements	8.3	11.9	(3.7)	(30.9)%	15.9	20.1	(4.3)	(21.4)%
Total revenues	$69.0	$70.0	$(1.0)	(1.4)%	$121.7	$125.0	$(3.4)	(2.7)%
Leisure travel continued to drive demand during the second quarter and first half of fiscal 2022, representing an increased percentage of total rooms revenues compared to the fiscal 2019 periods. The leisure travel increase offset lower transient and group business revenues during the second quarter and first half of fiscal 2022 compared to the same quarter and half of fiscal 2019. A decrease in group business subsequently led to a corresponding decrease in banquet and catering revenues, negatively impacting our reported food and beverage revenues in the first half of fiscal 2022 compared to the first half of fiscal 2019. Other revenues increased during the second quarter and first half of fiscal 2022 compared to the second quarter and first half of fiscal 2019, primarily due to increased revenues from one of our condominium hotels and increased ski and spa revenues at the Grand Geneva® Resort & Spa (“Grand Geneva”), partially offset by decreased management fees. Cost reimbursements decreased during the second quarter and first half of fiscal 2022 compared to the second quarter and first half of fiscal 2019 due to a lower number of managed hotels and reduced revenues and subsequent operating costs at our managed hotels.
The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2022 and fiscal 2021, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Occupancy pct.	66.3%	48.8%	17.5 pts	35.9%	57.2%	37.9%	19.3 pts	50.8%
ADR	$177.87	$143.37	$34.50	24.1%	$164.95	$139.73	$25.22	18.0%
RevPAR	$118.00	$69.99	$48.01	68.6%	$94.29	$52.93	$41.36	78.1%
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
RevPAR increased at all eight of our company-owned properties during the second quarter and first half of fiscal 2022 compared to the second quarter and first half of fiscal 2021. Leisure travel customers provided the most demand during the fiscal 2022 second quarter, with weekend business relatively strong at the majority of our properties. During the second quarter of fiscal 2022, our non-group business represented approximately 63% of our total rooms revenue, compared to approximately 57% during the second quarter of fiscal 2019 prior to the pandemic. Although group business continues to lag prior years, it has sequentially increased each quarter during fiscal 2022. Non-group retail pricing was very strong in the majority of our markets, with significant leisure demand contributing to increased occupancy percentages and ADR.
We believe it is also beneficial to compare our operating statistics to pre-pandemic levels. The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2022 and fiscal 2019, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2022	F2019	Amt.	Pct.	F2022	F2019	Amt.	Pct.
Occupancy pct.	66.8%	77.9%	(11.2) pts	(14.3)%	57.8%	71.2%	(13.4) pts	(18.8)%
ADR	$174.98	$160.10	$14.88	9.3%	$162.29	$146.47	$15.82	10.8%
RevPAR	$116.81	$124.67	$(7.86)	(6.3)%	$93.88	$104.36	$(10.48)	(10.0)%
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
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2022 second quarter and first half results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 0.8% during our fiscal 2022 second quarter and a decrease in RevPAR of 7.7% during our fiscal 2022 first half compared to the same periods during fiscal 2019, leading us to believe we underperformed the industry during the fiscal 2022 second quarter and first half by approximately 7 and 2 percentage points, respectively. We believe this underperformance results from the customer mix shift described above with an increase in the percentage of group business at lower daily rates and a decrease in the percentage of leisure customers at higher daily rates. While this shift is unfavorable to RevPAR, the higher mix of group business results in a corresponding increase in food and beverage revenues. We also believe leisure travel remains stronger in other U.S. markets and “fly-to” destinations in which we do not have a presence, which contributed to our underperformance.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced a decrease in RevPAR of 9.0% and 14.0% during our second quarter and first half of fiscal 2022, again compared to the same periods in fiscal 2019. Therefore, we believe we outperformed our competitive sets during the second quarter and first half of fiscal 2022 by approximately 3 and 4 percentage points, respectively. Higher class segments of the hotel industry, such as luxury and upper upscale (with an increased reliance on business travel), continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.
Looking to future periods, overall occupancy in the U.S. continues to slowly increase, in recent months reaching its highest level since the start of the pandemic. In the near term, we expect most demand will continue to come from the leisure travel segment. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We are experiencing increases in business travel as corporate training events, meetings, and conferences return and downtown offices reopen. Our company-owned hotels have experienced a decrease in group bookings compared to pre-pandemic periods. As of the date of this report, our group room revenue bookings for fiscal 2022 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 8% behind where we were at the same time in fiscal 2019, but despite our reduced group pace as compared to the second quarter of fiscal 2019, our current group pace is an improvement from recent quarters and we are experiencing increased booking activity for fiscal 2022 and 2023 and beyond. Banquet and catering revenue pace for fiscal 2022 is also running behind where we were at the same time in fiscal 2019, but not as much as group pace, due in part to increases in corporate group, event and wedding bookings. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.
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

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Second Quarter		First Half
	F2022	F2021	F2022	F2021
Net earnings (loss) attributable to The Marcus Corporation	$9.0	$(23.4)	$(5.9)	$(51.5)
Add (deduct):
Investment (income) loss	0.5	(0.1)	0.7	(0.2)
Interest expense	4.1	4.9	8.2	9.8
Other expense	0.6	0.6	1.2	1.3
Loss (gain) on disposition of property, equipment and other assets	0.1	0.2	(0.4)	(2.0)
Equity (earnings) losses from unconsolidated joint ventures	—	—	0.1	—
Income tax expense (benefit)	4.8	(8.3)	(1.8)	(19.1)
Depreciation and amortization	16.8	18.5	34.0	36.5
Share-based compensation expenses (1)	1.7	2.7	4.6	4.2
Impairment charges (2)	—	3.7	—	3.7
Government grants (3)	—	—	—	(1.3)
Total Adjusted EBITDA	$37.3	$(1.2)	$40.7	$(18.7)
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Second Quarter, F2022				First Half, F2022
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$16.4	$6.8	$(4.4)	$18.9	$8.4	$3.8	$(10.2)	2.1
Depreciation and amortization	11.9	4.8	0.1	16.8	24.1	9.8	0.2	34.0
Share-based compensation (1)	0.5	0.2	1.0	1.7	1.1	0.6	2.9	4.6
Total Adjusted EBITDA	$28.8	$11.8	$(3.3)	$37.3	$33.5	$14.2	(7.1)	40.7

	Second Quarter, F2021				First Half, F2021
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(18.2)	$(2.2)	$(5.7)	$(26.1)	$(43.9)	$(7.9)	$(10.0)	(61.8)
Depreciation and amortization	13.4	5.0	0.1	18.5	26.2	10.2	0.1	36.5
Share-based compensation (1)	0.7	0.5	1.5	2.7	1.1	0.8	2.3	4.2
Impairment charges (2)	3.7	—	—	3.7	3.7	—	—	3.7
Government grants (3)	—	—	—	—	(1.3)	—	—	(1.3)
Total Adjusted EBITDA	$(0.4)	$3.3	$(4.1)	$(1.2)	$(14.2)	$3.0	(7.6)	(18.7)
(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges related to surplus theatre real estate.
(3)Reflects a nonrecurring state government grant awarded to our theatres for COVID-19 pandemic relief.

The following table sets forth Adjusted EBITDA by reportable operating segment for the second quarter and first half of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Theatres	$28.8	$(0.4)	$29.2	6620.0%	$33.5	$(14.2)	$47.7	336.6%
Hotels and resorts	11.8	3.3	8.5	255.0%	14.2	3.0	11.2	368.0%
Corporate items	(3.3)	(4.1)	0.8	20.0%	(7.1)	(7.6)	0.5	6.0%
Total Adjusted EBITDA	$37.3	$(1.2)	$38.5	3167.4%	$40.7	$(18.7)	$59.3	317.6%
During the second quarter of fiscal 2022, our theatre division reported its fourth straight quarter with positive Adjusted EBITDA since the start of the COVID-19 pandemic due to increased attendance and increased revenues per person, as described in the Theatres section above. During the second quarter of fiscal 2022, our hotels and resorts division reported its fifth straight quarter with positive Adjusted EBITDA due to improved occupancy percentages and ADR, and strong cost controls, as described in the Hotels and Resorts section above. Our second quarter of fiscal 2022 is our fourth straight quarter with consolidated positive Adjusted EBITDA since the start of the pandemic.
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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of June 30, 2022, we had a cash balance of approximately $57.7 million, $221.8 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio (including short-term borrowings) was 0.37. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed above), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2022 and fiscal 2023, even if our properties continue to generate reduced revenues during these periods. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.
We believe that the actions we have taken during the past two years will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to continue operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the reinstatement of protective actions that federal, state and local governments have taken and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A and in our Annual Report for the year ended December 30, 2021). Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during the fiscal 2022 (but still report results below comparable periods in fiscal 2019), before beginning to progressively return to closer-to-normal performance in fiscal 2023. Our current expectations for our hotels and resorts division are that we will continue to show improvement in each succeeding quarter compared to the prior year. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2022 due to an expected lag in business travel. It is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants in future periods. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.

Financial Condition
Net cash provided by operating activities totaled $55.2 million during the first half of fiscal 2022, compared to net cash used in operating activities of $9.7 million during the first half of fiscal 2021. The $64.9 million increase in net cash provided by operating activities was due primarily to a reduced net loss and the favorable timing in the collection of accounts receivable and receipt of refundable income taxes of $22.7 million, partially offset by unfavorable timing in the payment of accounts payable, accrued compensation and other accrued liabilities during the first half of fiscal 2022.
Net cash used in investing activities during the first half of fiscal 2022 totaled $11.5 million, compared to net cash used in investing activities of $3.7 million during the first half of fiscal 2021. The increase in net cash used in investing activities of $7.7 million was the result of an increase of $10.1 million in capital expenditures. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $16.3 million during the first half of fiscal 2022 compared to $6.2 million during the first half of fiscal 2021.
Fiscal 2022 first half cash capital expenditures included approximately $5.0 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2022 of approximately $11.3 million, including costs related to rooms renovations at the Grand Geneva and normal maintenance capital projects.
Net cash used in financing activities during the first half of fiscal 2022 totaled $4.4 million compared to net cash provided by financing activities of $14.5 million during the first half of fiscal 2021. During the first half of fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $22.0 million of new short-term revolving credit facility borrowings, and we made $22.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2022 (net zero borrowings on our credit facility). We ended the second quarter of fiscal 2022 with no outstanding borrowings under our revolving credit facility. During the first half of fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $66.5 million of new short-term revolving credit facility borrowings, and we made $46.5 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2021 (net increase in borrowings on our credit facility of $20.0 million).
During the first half of fiscal 2022 we repaid $0.8 million of short-term term loan borrowings, compared to $4.2 million of such repayments during the first half of fiscal 2021. Principal payments on long-term debt were approximately $0.9 million during the first half of fiscal 2022 compared to payments of $0.2 million during the first half of fiscal 2021. Our debt-to-capitalization ratio (including short-term borrowings but excluding our finance and operating lease obligations) was 0.37 at June 30, 2022, compared to 0.37 at December 30, 2021.
Subsequent to the end of the second quarter of fiscal 2022, on July 29, 2022 we repaid $46.6 million of short-term borrowings, repaying in full and retiring the term loan facility maturing on September 22, 2022. In connection with the repayment of the term loan, the Company amended the Credit Agreement by entering into the Fourth Amendment which modified the consolidated fixed charge coverage covenant, reducing the requirement to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 to at least 2.5 to 1.0 starting as of the end of the fiscal quarter ending March 30, 2023 and continuing for each fiscal quarter thereafter.
During the first half of fiscal 2022 and the first half of fiscal 2021 we did not repurchase any shares of our common stock in the open market. As of June 30, 2022, approximately 2.6 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
We did not make any dividend payments during the first half of fiscal 2022 and the first half of fiscal 2021. Our Credit Agreement, as amended, required us to temporarily suspend our quarterly dividend payments and prohibited us from repurchasing shares of our common stock in the open market during fiscal 2021. The Credit Agreement also limits the total amount of quarterly dividend payments or share repurchases during the four subsequent quarters beginning with the first quarter of fiscal 2022 to no more than $1.55 million per quarter, unless we are in compliance with prior financial covenants under the Credit Agreement (specifically, the consolidated fixed charge coverage ratio), at which point we have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Subsequent to the end of the second quarter of fiscal 2022, on July 29, 2022 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share of common stock. The dividend will be paid September 15, 2022 to shareholders of record on August 25, 2022. The Board of Directors also declared a dividend of $0.045 per share on the Class B common stock. The dividend on the Class B common stock, which is not publicly traded, will also be paid September 15, 2022 to shareholders of record on August 25, 2022.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - April 28	—	$—	—	2,581,495
April 29 - June 2	6,973	14.86	6,973	2,574,522
June 3 - June 30	55	14.91	55	2,574,467
Total	7,028	$14.86	7,028	2,574,467
(1)Through June 30, 2022, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 30, 2022, we had repurchased approximately 9.1 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the second quarter of 2022 were purchased in connection with the vesting of grants of restricted stock, in which we repurchased shares from the stockholders whose restricted shares vested in order to cover such stockholders’ related withholding taxes.
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

THE MARCUS CORPORATION

DATE: August 4, 2022	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: August 4, 2022	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1