Form 10-Q
period 2022-09-29
MARCUS CORP
filed 2022-11-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2022

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
COMMON STOCK OUTSTANDING AT NOVEMBER 1, 2022 – 24,397,417
CLASS B COMMON STOCK OUTSTANDING AT NOVEMBER 1, 2022 –7,110,875

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 29, 2022	December 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$10,529	$17,658
Restricted cash	6,266	6,396
Accounts receivable, net of reserves of $137 and $1,001, respectively	26,127	28,902
Government grants receivable	—	4,335
Refundable income taxes	—	22,435
Assets held for sale	517	4,856
Other current assets	17,992	15,364
Total current assets	61,431	99,946

Property and equipment:
Land and improvements	130,057	129,642
Buildings and improvements	766,138	756,974
Leasehold improvements	167,579	166,060
Furniture, fixtures and equipment	385,715	375,650
Finance lease right-of-use assets	75,282	75,124
Construction in progress	9,476	6,000
Total property and equipment	1,534,247	1,509,450
Less accumulated depreciation and amortization	785,451	738,258
Net property and equipment	748,796	771,192

Operating lease right-of-use assets	205,414	217,072

Other assets:
Investments in joint ventures	2,231	2,335
Goodwill	75,034	75,095
Deferred incomes taxes	9,903	10,032
Other	13,415	12,689
Total other assets	100,583	100,151
TOTAL ASSETS	$1,116,224	$1,188,361
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 29, 2022	December 30, 2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,609	$35,781
Income taxes	218	—
Taxes other than income taxes	18,344	19,566
Accrued compensation	15,755	20,474
Other accrued liabilities	55,154	59,678
Short-term borrowings	—	47,346
Current portion of finance lease obligations	2,485	2,561
Current portion of operating lease obligations	15,930	16,795
Current maturities of long-term debt	11,095	10,967
Total current liabilities	143,590	213,168

Finance lease obligations	15,528	17,192

Operating lease obligations	203,675	216,064

Long-term debt	212,530	204,177

Deferred income taxes	26,406	26,183

Other long-term obligations	57,267	57,963

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,498,243 shares at September 29, 2022 and 24,345,356 shares at December 30, 2021	24,498	24,345
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,110,875 shares at September 29, 2022 and 7,130,125 shares at December 30, 2021	7,111	7,130
Capital in excess of par	152,721	145,656
Retained earnings	285,113	289,306
Accumulated other comprehensive loss	(10,269)	(11,444)
	459,174	454,993
Less cost of Common Stock in treasury (101,019 shares at September 29, 2022 and 48,111 shares at December 30, 2021)	(1,946)	(1,379)
Total shareholders’ equity attributable to The Marcus Corporation	457,228	453,614
Noncontrolling interest	—	—
Total equity	457,228	453,614

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,116,224	$1,188,361
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Revenues:
Theatre admissions	$49,424	$38,250	$150,928	$73,850
Rooms	36,924	30,917	83,219	57,293
Theatre concessions	44,715	35,952	138,326	68,932
Food and beverage	21,444	16,731	54,969	32,234
Other revenues	22,174	19,128	62,173	45,253
	174,681	140,978	489,615	277,562
Cost reimbursements	8,969	4,884	24,832	11,634
Total revenues	183,650	145,862	514,447	289,196

Costs and expenses:
Theatre operations	54,756	40,513	160,921	87,660
Rooms	11,856	9,682	30,530	22,019
Theatre concessions	17,868	15,094	56,054	29,627
Food and beverage	16,150	12,344	43,325	25,520
Advertising and marketing	6,544	4,827	17,003	11,195
Administrative	19,995	16,536	56,703	45,815
Depreciation and amortization	16,452	17,730	50,435	54,203
Rent	6,672	6,544	19,500	19,229
Property taxes	4,911	4,935	14,636	14,142
Other operating expenses	10,528	6,500	29,463	19,918
Impairment charges	—	—	—	3,732
Reimbursed costs	8,969	4,884	24,832	11,634
Total costs and expenses	174,701	139,589	503,402	344,694

Operating income (loss)	8,949	6,273	11,045	(55,498)

Other income (expense):
Investment income (loss)	(35)	(7)	(762)	153
Interest expense	(3,688)	(4,600)	(11,843)	(14,350)
Other expense	(384)	(625)	(1,545)	(1,881)
Gain (loss) on disposition of property, equipment and other assets	(88)	868	267	2,908
Equity earnings ( losses) from unconsolidated joint ventures	30	—	(104)	—
	(4,165)	(4,364)	(13,987)	(13,170)

Earnings (loss) before income taxes	4,784	1,909	(2,942)	(68,668)
Income tax expense ( benefit)	1,495	150	(289)	(18,931)
Net earnings (loss)	3,289	1,759	(2,653)	(49,737)
Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to The Marcus Corporation	$3,289	1,759	$(2,653)	$(49,737)

Net earnings (loss) per share - basic:
Common Stock	$0.11	$0.06	$(0.09)	$(1.66)
Class B Common Stock	$0.10	$0.05	$(0.08)	$(1.39)

Net earnings (loss) per share - diluted:
Common Stock	$0.10	$0.06	$(0.09)	$(1.66)
Class B Common Stock	$0.10	$0.05	$(0.08)	$(1.39)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021

Net earnings (loss)	$3,289	$1,759	$(2,653)	$(49,737)
Other comprehensive income (loss), net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $68, $84, $202 and $256, respectively	190	243	570	727
Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $17, $(4), $133 and $0, respectively	48	(10)	377	—
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect of $9, $42, $81 and $153, respectively	22	118	228	432
Other comprehensive income	260	351	1,175	1,159
Comprehensive income (loss)	3,549	2,110	(1,478)	(48,578)
Comprehensive earnings (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to The Marcus Corporation	$3,549	$2,110	$(1,478)	$(48,578)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	39 Weeks Ended
	September 29, 2022	September 30, 2021

OPERATING ACTIVITIES:
Net loss	$(2,653)	$(49,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	104	—
Gain on disposition of property, equipment and other assets	(267)	(2,908)
Impairment charges	—	3,732
Depreciation and amortization	50,435	54,203
Amortization of debt issuance costs	1,242	1,784
Share-based compensation	7,036	6,673
Deferred income taxes	(2)	(18,817)
Other long-term obligations	791	2,236
Contribution of the Company’s stock to savings and profit-sharing plan	956	1,012
Changes in operating assets and liabilities:
Accounts receivable	2,775	(12,052)
Government grants receivable	4,335	4,913
Other assets	(3,341)	(1,552)
Operating leases	(1,596)	(4,078)
Accounts payable	(11,641)	7,155
Income taxes	22,653	7,613
Taxes other than income taxes	(1,222)	(1,031)
Accrued compensation	(4,719)	5,703
Other accrued liabilities	(4,524)	(2,792)
Total adjustments	63,015	51,794
Net cash provided by operating activities	60,362	2,057

INVESTING ACTIVITIES:
Capital expenditures	(27,483)	(9,121)
Proceeds from disposals of property, equipment and other assets	4,850	9,160
Purchase of trading securities	—	(2,402)
Life insurance premium reimbursement	—	11,411
Other investing activities	(230)	200
Net cash provided by (used in) investing activities	(22,863)	9,248

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	62,000	128,500
Repayment of borrowings on revolving credit facility	(43,000)	(95,500)
Repayments on short-term borrowings	(47,499)	(37,845)
Principal payments on long-term debt	(11,275)	(10,285)
Proceeds received from borrowing on insurance policy	—	6,700
Debt issuance costs	(37)	(208)
Principal payments on finance lease obligations	(2,047)	(2,065)
Equity transactions:
Treasury stock transactions, except for stock options	(1,486)	(1,170)
Exercise of stock options	126	1,455
Dividends paid	(1,540)	—
Net cash used in financing activities	(44,758)	(10,418)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,259)	887
Cash, cash equivalents and restricted cash at beginning of period	24,054	14,088
Cash, cash equivalents and restricted cash at end of period	$16,795	$14,975

Supplemental Information:
Interest paid, net of amounts capitalized	$12,391	$12,932
Income taxes refunded (paid), including interest earned	22,940	(7,733)
Change in accounts payable for additions to property, equipment and other assets	469	828
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended September 29, 2022 and September 30, 2021 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 29, 2022, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2021.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 30, 2021, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Noncontrolling Interests - The Company has an ownership interest greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is included in the accounts of the Company. The Company is the primary beneficiary of the VIE and the Company’s interest is considered a majority voting interest. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings (loss) attributable to noncontrolling interests in the consolidated statements of earnings (loss) in accordance with the partnership agreement. Due to the cumulative losses of the entity, the noncontrolling interest balance is $0 as of September 29, 2022 and December 30, 2021. The Company will not record earnings or losses from noncontrolling interest until the entity returns to profitability.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $16,444 and $50,411 for the 13 and 39 weeks ended September 29, 2022, respectively, and $17,714 and $54,147 for the 13 and 39 weeks ended September 30, 2021, respectively.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of September 29, 2022, assets held for sale consists of excess land.
Insurance Policies - During the 13 weeks ended September 30, 2021, the Company received $6,700 of loan proceeds, recorded against the cash surrender value of a key-man life insurance policy. The loan bears interest at 8.0% which is payable annually. The loan is netted against the value of the life insurance policy and is included in other long-term assets in the consolidated balance sheet. Also during the 13 weeks ended September 30, 2021, the Company received $11,400 as reimbursement on a split dollar life insurance policy.
Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During the 39 weeks ended September 30, 2021, the Company determined that indicators of impairment were present for certain assets. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use-assets and recorded an impairment charge as discussed in Note 3. There were no indicators of impairment identified during the 39 weeks ended September 29, 2022.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 39 weeks ended September 29, 2022 or September 30, 2021.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021

Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$3,289	$1,759	$(2,653)	$(49,737)
Denominator:
Denominator for basic EPS	31,506	31,421	31,481	31,340
Effect of dilutive employee stock options	84	48	—	—
Effect of convertible notes	9,112	—	—	—
Denominator for diluted EPS	40,702	31,469	31,481	31,340
Net earnings (loss) per share - basic:
Common Stock	$0.11	$0.06	$(0.09)	$(1.66)
Class B Common Stock	$0.10	$0.05	$(0.08)	$(1.39)
Net earnings (loss) per share - diluted:
Common Stock	$0.10	$0.06	$(0.09)	$(1.66)
Class B Common Stock	$0.10	$0.05	$(0.08)	$(1.39)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect. During the 39 weeks ended September 29, 2022 and September 30, 2021, approximately 76,714 and 104,146 common stock equivalents, respectively, were excluded from the computation of diluted loss per share due to the Company’s net loss. During the 39 weeks ended September 29, 2022, 9,111,846 shares related to the convertible notes were excluded from the computation of diluted loss per share as the effect would have been anti-dilutive. During the 13 and 39 weeks ended September 30, 2021, 9,084,924 shares related to the convertible notes were excluded from the computation of diluted income (loss) per share as the effect would have been anti-dilutive.
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 13 and 39 weeks ended September 29, 2022 and September 30, 2021 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
Exercise of stock options	—	—	(5)	—	—	31	26	—	26
Purchase of treasury stock	—	—	—	—	—	(1,373)	(1,373)	—	(1,373)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	1	—	—	8	9	—	9
Issuance of non-vested stock	78	—	(236)	—	—	158	—	—	—
Shared-based compensation	—	—	2,917	—	—	—	2,917	—	2,917
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(14,902)	531	—	(14,371)	—	(14,371)
BALANCES AT MARCH 31, 2022	$24,498	$7,111	$149,234	$274,403	$(10,913)	$(2,555)	$441,778	$—	$441,778
Exercise of stock options	—	—	(16)	—	—	69	53	—	53
Purchase of treasury stock	—	—	—	—	—	(104)	(104)	—	(104)
Reissuance of treasury stock	—	—	(2)	—	—	9	7	—	7
Issuance of non-vested stock	—	—	(305)	—	—	305	—	—	—
Shared-based compensation	—	—	1,655	—	—	—	1,655	—	1,655
Other	—	—	(1)	1	—	—	—	—	—
Comprehensive income	—	—	—	8,960	384	—	9,344	—	9,344
BALANCES AT JUNE 30, 2022	$24,498	$7,111	$150,565	$283,364	$(10,529)	$(2,276)	$452,733	$—	$452,733
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(320)	—	—	(320)	—	(320)
$0.05 per share Common Stock	—	—	—	(1,220)	—	—	(1,220)	—	(1,220)
Exercise of stock options	—	—	(175)	—	—	988	813	—	813
Purchase of treasury stock	—	—	—	—	—	(809)	(809)	—	(809)
Reissuance of treasury stock	—	—	(2)	—	—	20	18	—	18
Issuance of non-vested stock	—	—	(131)	—	—	131	—	—	—
Shared-based compensation	—	—	2,464	—	—	—	2,464	—	2,464
Comprehensive income	—	—	—	3,289	260	—	3,549	—	3,549
BALANCES AT SEPTEMBER 29, 2022	$24,498	$7,111	$152,721	$285,113	$(10,269)	$(1,946)	$457,228	$—	$457,228

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723
Adoption of ASU No. 2020-06	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(659)	—	—	1,951	1,292	—	1,292
Purchase of treasury stock	—	—	—	—	—	(1,181)	(1,181)	—	(1,181)
Savings and profit-sharing contribution	44	—	968	—	—	—	1,012	—	1,012
Reissuance of treasury stock	—	—	2	—	—	10	12	—	12
Issuance of non-vested stock	221	—	(367)	—	—	146	—	—	—
Shared-based compensation	—	—	1,484	—	—	—	1,484	—	1,484
Other	—	—	—	(1)	—	1	—	—	—
Conversions of Class B Common Stock	520	(520)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(28,130)	452	—	(27,678)	—	(27,678)
BALANCES AT APRIL 1, 2021	$24,049	$7,406	$138,446	$304,468	$(14,481)	$(2,033)	$457,855	$—	$457,855
Exercise of stock options	—	—	(40)	—	—	122	82	—	82
Purchase of treasury stock	—	—	—	—	—	(73)	(73)	—	(73)
Reissuance of treasury stock	—	—	(1)	—	—	7	6	—	6
Issuance of non-vested stock	18	—	(157)	—	—	139	—	—	—
Shared-based compensation	—	—	2,668	—	—	—	2,668	—	2,668
Conversions of Class B Common Stock	275	(275)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(23,366)	356	—	(23,010)	—	(23,010)
BALANCES AT JULY 1, 2021	$24,342	$7,131	$140,916	$281,102	$(14,125)	$(1,838)	$437,528	$—	$437,528
Exercise of stock options	—	—	(44)	—	—	125	81	—	81
Purchase of treasury stock	—	—	—	—	—	(60)	(60)	—	(60)
Reissuance of treasury stock	—	—	20	—	—	106	126	—	126
Forfeitures of non-vested stock	(2)	—	(137)	—	—	139	—	—	—
Shared-based compensation	—	—	2,521	—	—	—	2,521	—	2,521
Comprehensive income	—	—	—	1,759	351	—	2,110	—	2,110
BALANCES AT SEPTEMBER 30, 2021	$24,340	$7,131	$143,276	$282,861	$(13,774)	$(1,528)	$442,306	$—	$442,306
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 29, 2022	December 30, 2021

Unrecognized gain (loss) on interest rate swap agreements	$96	$(509)
Net unrecognized actuarial loss for pension obligation	(10,365)	$(10,935)
	$(10,269)	$(11,444)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 29, 2022 and December 30, 2021, respectively, the Company’s $3,647 and $4,617 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 30, 2021, the Company’s $5,000 of investments in money market accounts were valued using Level 1 pricing inputs and were included in cash and cash equivalents. The Company had no investments in money market accounts at September 29, 2022.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At September 29, 2022 and December 30, 2021, respectively, the Company’s $130 asset and $689 liability related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 29, 2022 and December 30, 2021, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that were measured on a non-recurring basis are discussed in Note 3.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $80,000 of senior notes, valued using Level 2 pricing inputs, is approximately $69,192 at September 29, 2022, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $152,963 at September 29, 2022, determined based on market rates and the closing trading price of the convertible senior notes as of September 29, 2022. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021

Service cost	$263	$278	$791	$839
Interest cost	335	300	1,005	901
Net amortization of prior service cost and actuarial loss	258	331	772	986
Net periodic pension cost	$856	$909	$2,568	$2,726
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 29, 2022 is as follows:

	13 Weeks Ended September 29, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$49,424	$—	$—	$49,424
Rooms	—	36,924	—	36,924
Theatre concessions	44,715	—	—	44,715
Food and beverage	—	21,444	—	21,444
Other revenues(1)	7,119	14,963	92	22,174
Cost reimbursements	—	8,969	—	8,969
Total revenues	$101,258	$82,300	$92	$183,650

	39 Weeks Ended September 29, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$150,928	$—	$—	$150,928
Rooms	—	83,219	—	83,219
Theatre concessions	138,326	—	—	138,326
Food and beverage	—	54,969	—	54,969
Other revenues(1)	20,932	40,938	303	62,173
Cost reimbursements	—	24,832	—	24,832
Total revenues	$310,186	$203,958	$303	$514,447
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 30, 2021 is as follows:

	13 Weeks Ended September 30, 2021
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$38,250	$—	$—	$38,250
Rooms	—	30,917	—	30,917
Theatre concessions	35,952	—	—	35,952
Food and beverage	—	16,731	—	16,731
Other revenues(1)	5,793	13,272	63	19,128
Cost reimbursements	1	4,883	—	4,884
Total revenues	$79,996	$65,803	$63	$145,862

	39 Weeks Ended September 30, 2021
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$73,850	$—	$—	$73,850
Rooms	—	57,293	—	57,293
Theatre concessions	68,932	—	—	68,932
Food and beverage	—	32,234	—	32,234
Other revenues(1)	11,989	33,006	258	45,253
Cost reimbursements	88	11,546	—	11,634
Total revenues	$154,859	$134,079	$258	$289,196
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $35,413 and $39,144 as of September 29, 2022 and December 30, 2021, respectively. The Company had no contract assets as of September 29, 2022 and December 30, 2021. During the 39 weeks ended September 29, 2022, the Company recognized revenue of $12,273 that was included in deferred revenues as of December 30, 2021. During the 39 weeks ended September 30, 2021, the Company recognized revenue of $8,394 that was included in deferred revenues as of December 31, 2020. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of September 29, 2022, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $3,123 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the tickets are redeemed, which is expected to occur within the next two years.
As of September 29, 2022, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,464 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
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
2. Impact of COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of the Company’s business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses were significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and the customers’ reactions or responses to such actions. The extent of these protective actions and their impact on the Company’s businesses has continued to dissipate during the first three quarters of fiscal 2022.
The Company began fiscal 2022 with all of its theatres open with normal operating days and hours. While still below pre-COVID-19 levels, attendance has continued to gradually improve as the number of vaccinated individuals increased, more films are released, and customers indicate increasing willingness to return to movie theatres.
The Company began fiscal 2022 with all eight of its company-owned and managed hotels open. All of the Company’s restaurants and bars in its hotels and resorts were open during the third quarter of fiscal 2022, operating in some cases with reduced operating hours. The majority of the Company’s hotels and restaurants are now generating revenues at or above pre-pandemic levels.
Since the COVID-19 pandemic began, the Company has been working proactively to preserve cash and enhance liquidity. As of September 29, 2022, the Company had cash and cash equivalents of approximately $10,529 and $202,809 of availability under its $225,000 revolving credit facility. With this strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate, the Company believes it is positioned to meet its obligations as they come due and continue to sustain its operations throughout fiscal 2022 and 2023, even if the properties continue to generate reduced revenues during these periods.
During the first three quarters of fiscal 2022, the Company received a $22,959 federal income tax refund (including $636 of interest) related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. The Company also received $4,335 in state theatre grants during the first three quarters of fiscal 2022 that were awarded and accrued during the fourth quarter of fiscal 2021.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

3. Impairment Charges
During the 39 weeks ended September 30, 2021, the Company determined that indicators of impairment were evident at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amount. The Company evaluated the fair value of these assets, consisting primarily of leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use-assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sales proceeds) was less than their carrying values and recorded a $3,732 impairment loss, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets as of the date of the asset write-down (July 1, 2021) was $10,200, excluding any applicable remaining lease obligations. There were no indicators of impairment identified during the 39 weeks ended September 29, 2022.
4. Long-Term Debt and Short-Term Borrowings
Long-term debt and short-term borrowings are summarized as follows:

	September 29, 2022	December 30, 2021

Mortgage notes	$24,112	$24,388
Senior notes	80,000	90,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	1,056	1,356
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	2,481	3,181
Revolving credit agreement	19,000	—
Debt issuance costs	(3,074)	(3,831)
Total debt, net of debt issuance costs	223,625	215,144
Less current maturities, net of issuance costs	11,095	10,967
Long-term debt	$212,530	204,177

Short-term borrowings	—	47,346
Total debt and short-term borrowings, net of issuance costs	$223,625	$262,490
Credit Agreement and Short-Term Borrowings
On January 9, 2020, the Company replaced its then-existing credit agreement with several banks. On April 29, 2020, the Company entered into the First Amendment, on September 15, 2020, the Company entered into the Second Amendment, on July 13, 2021, the Company entered into the Third Amendment, and on July 29, 2022, the Company entered into the Fourth Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment, hereinafter referred to as the “Credit Agreement”).
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At September 29, 2022, there were borrowings of $19,000 outstanding on the revolving credit facility, which when borrowed, bear interest at LIBOR plus a margin, effectively 6.70% at September 29, 2022. Availability under the line at September 29, 2022, was $202,809, after taking into consideration outstanding letters of credit that reduce revolver availability.
In conjunction with the First Amendment, the Company added an initial $90,800 term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment, the term loan facility was reduced to $50,000

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

and the maturity date was extended to September 22, 2022. On July 29, 2022, in conjunction with the Fourth Amendment, the Company repaid $46,679 of short-term borrowings, repaying in full and retiring the term loan facility maturing on September 22, 2022. Additionally, the Fourth Amendment modified the consolidated fixed charge coverage covenant, reducing the requirement to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 to at least 2.5 to 1.0 starting as of the end of the fiscal quarter ending March 30, 2023, and continuing for each fiscal quarter thereafter.
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
The Credit Agreement contains various restrictions and covenants. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts the Company’s ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires the Company’s consolidated EBITDA not to be less than or equal to (i) $10,000 as of December 30, 2021 for the two consecutive fiscal quarters then ending, (ii) $25,000 as of March 31, 2022 for the three consecutive fiscal quarters then ending, (iii) $50,000 as of June 30, 2022 for the four consecutive fiscal quarters then ending, (iv) $65,000 as of September 29, 2022 for the four consecutive fiscal quarters then ending, or (v) $70,000 as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires the Company’s consolidated liquidity not to be less than or equal to (i) $100,000 as of September 30, 2021, (ii) $100,000 as of December 30, 2021, (iii) $100,000 as of March 31, 2022, (iv) $100,000 as of June 30, 2022, or (v) $50,000 as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022; however, each such required minimum amount of consolidated liquidity would be reduced to $50,000 for each such testing date if the initial term loans are paid in full as of such date, and (g) prohibits the Company from incurring or making capital expenditures, (i) during fiscal 2021 in excess of the sum of $40,000 plus certain adjustments, or (ii) during the Company’s 2022 fiscal year in excess of $50,000 plus certain adjustments.
Pursuant to the Credit Agreement, the Company is required to apply net cash proceeds received from certain events, including certain asset disposition, casualty losses, condemnations, equity issuances, capital contributions, and the incurrence of certain debt, to prepay outstanding term loans. During the 39 weeks ended September 29, 2022, approximately $820 in asset sale proceeds were applied to the term loan balance. In addition, if, at any time during the specified period, the Company’s unrestricted cash on hand exceeds $75,000, the Company is required to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.
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
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

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
Note Purchase Agreements
At September 29, 2022 and December 30, 2021, the Company’s $80,000 and $90,000, respectively, of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.
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
Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At September 29, 2022, the applicable conversion rate is 91.0729 shares of Common Stock per $1,000 principal amount of the Convertible Notes. If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
During the Company’s fiscal 2021 second, third and fourth quarters, and the Company’s fiscal 2022 first, second, third and fourth quarters, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
Derivatives
The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.
The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000 of floating rate debt. The first agreement had a notional amount of $25,000, expired March 1, 2021 and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement has a notional amount of $25,000, expires March 1, 2023 and requires the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (2.563% at September 29, 2022). The Company’s interest rate swap agreement is considered effective and qualifies as a cash flow hedge. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As of September 29, 2022, the remaining interest rate swap was considered highly effective. The fair value of the interest rate swap on September 29, 2022 was an asset of $130, which is included in other current assets in the consolidated balance sheet. The fair value of the interest rate swap on December 30, 2021, was a liability of $689, which was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings over its remaining term.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

Total lease cost consists of the following:

		13 Weeks Ended		39 Weeks Ended
Lease Cost	Classification	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$692	$677	$2,093	$2,057
Interest on lease liabilities	Interest expense	210	234	647	724
		$902	$911	$2,740	$2,781
Operating lease costs:
Operating lease costs	Rent expense	$6,364	$6,365	$19,105	$19,151
Variable lease cost	Rent expense	273	144	288	(29)
Short-term lease cost	Rent expense	35	35	107	107
		$6,672	$6,544	$19,500	$19,229
Additional information related to leases is as follows:

	13 Weeks Ended		39 Weeks Ended
Other Information	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$711	$736	$2,047	$2,065
Operating cash flows from finance leases	210	234	647	724
Operating cash flows from operating leases	6,917	8,253	21,053	$23,545

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	119	—	307	—
Operating lease liabilities	92	287	275	1,862

	September 29, 2022	December 30, 2021

Finance leases:
Property and equipment – gross	$75,282	$75,124
Accumulated depreciation and amortization	(60,147)	(58,197)
Property and equipment - net	$15,135	$16,927

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	September 29, 2022	December 30, 2021
Weighted-average remaining lease terms:
Finance leases	8 years	8 years
Operating leases	13 years	13 years

Weighted-average discount rates:
Finance leases	4.59%	4.58%
Operating leases	4.51%	4.48%
Deferred rent payments of approximately $1,076 for the Company’s operating leases have been included in the total operating lease obligations as of September 29, 2022, of which approximately $661 is included in long-term operating lease obligations.
6. Income Taxes
The Company’s effective income tax rate for the 13 and 39 weeks ended September 29, 2022 was 31.3% and 9.8%, respectively, and was 7.9% and 27.6% for the 13 and 39 weeks ended September 30, 2021, respectively. The effective tax rate for the 39 weeks ended September 29, 2022 includes discrete tax expense related to various matters including an increase in valuation allowances on certain state income tax net operating loss carryforwards. During the 39 weeks ended September 30, 2021, the Company filed income tax refund claims of $24,151 related to its fiscal 2020 tax return, of which $1,828 was received in fiscal 2021, and $22,323 was received during the 39 weeks ended September 29, 2022. An additional $636 of interest was received during the 39 weeks ended September 29, 2022 and is included within income tax benefit in the consolidated statement of earnings (loss). During the 39 weeks ended September 30, 2021, the Company received the remaining $5,900 of requested tax refunds from its fiscal 2019 tax return.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 29, 2022
(in thousands, except share and per share data)

Following is a summary of business segment information for the 13 and 39 weeks ended September 29, 2022 and September 30, 2021:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 29, 2022
Revenues	$101,258	$82,300	$92	$183,650
Operating income (loss)	(723)	14,120	(4,448)	8,949
Depreciation and amortization	11,632	4,733	87	16,452

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 30, 2021
Revenues	$79,996	$65,803	$63	$145,862
Operating income (loss)	(2,604)	13,458	(4,581)	6,273
Depreciation and amortization	12,636	5,018	76	17,730

39 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 29, 2022
Revenues	$310,186	$203,958	$303	$514,447
Operating income (loss)	7,687	17,963	(14,605)	11,045
Depreciation and amortization	35,686	14,484	265	50,435

39 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 30, 2021
Revenues	$154,859	$134,079	$258	$289,196
Operating income (loss)	(46,458)	5,511	(14,551)	(55,498)
Depreciation and amortization	38,807	15,192	204	54,203

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
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2022 consisted of the 13-week period beginning on July 1, 2022 and ended on September 29, 2022. The third quarter of fiscal 2021 consisted of the 13-week period beginning July 2, 2021 and ended on September 30, 2021. The first three quarters of fiscal 2022 consisted of the 39-week period beginning on December 31, 2021 and ended on September 29, 2022. The first three quarters of fiscal 2021 consisted of the 39-week period beginning January 1, 2021 and ended on September 30, 2021. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 30, 2021, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. For further discussion regarding the impacts of COVID-19 and related economic conditions on our results for the first three quarters of fiscal 2022 and potential future impacts, see immediately below, and also refer to the discussion of our operational risks and financial risks found in “Part I-Item 1A-Risk Factors” in our 2021 Annual Report.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had an unprecedented impact on the world and both of our business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses were significantly impacted by protective actions that federal, state and local governments have taken to control the spread of the pandemic, and our customers’ reactions or responses to such actions. The extent of these protective actions and their impact on our businesses has continued to dissipate during the first three quarters of fiscal 2022.
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
We still expect a return to “normalcy” to be driven by an increase in the quality and quantity of new films released in theatres and the return of consumer comfort with public gatherings. The appearance of first, the Delta variant, and subsequently the Omicron variant, of the virus has resulted in changing government guidance on indoor activities in some communities, which impacted consumer comfort early in fiscal 2022. Industry customer surveys indicate that consumer comfort continues to increase, reaching a post-pandemic high comfort level in September 2022.
Total theatre division revenues, expressed as a percentage of fiscal 2019 pre-pandemic revenues, increased every quarter of fiscal 2021, increasing from 20% in the first quarter to 32% in the second quarter, 59% in the third quarter and 82% in the fourth quarter. We were very encouraged by the performance of multiple films released during the first three quarters of fiscal 2022, including Top Gun: Maverick, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, Minions: The Rise of Gru and The Batman. Total theatre division revenues in the first, second and third quarters of fiscal 2022, expressed as a percentage of fiscal 2019 revenues, were 69%, 80% and 74%, respectively. We believe the continued revenue shortfall compared to 2019 is driven primarily by a reduced quantity of films available for theatrical release during the fiscal 2022 periods.
We began fiscal 2022 with all eight of our company-owned and managed hotels open. All of our restaurants and bars in our hotels and resorts were open during the third quarter of fiscal 2022, operating in some cases with reduced operating hours. The majority of our hotels and restaurants are now generating revenues at or above pre-pandemic levels, while at certain hotels that primarily serve group business, revenues remain below pre-pandemic levels with improving occupancy and business travel activity increasing. The primary customer for hotels during the third quarter of fiscal 2022 continued to come from the leisure travel market. While business travel remained below pre-pandemic levels during the third quarter of fiscal 2022, we continued to see an increase in travel from this customer segment, particularly from small and mid-size group activity. As of the date of this report, our group room revenue bookings for fiscal 2022—commonly referred to in the hotels and resorts industry as “group pace”—is running behind where we would typically be at this same time in pre-pandemic years, but group pace has improved throughout the fiscal year and we have experienced increased booking activity in recent months for fiscal 2022 and 2023 and beyond. With companies implementing return to office plans, we remain optimistic that business travel will continue to increase during fiscal 2022 and beyond. Total hotel division revenues before cost reimbursements, expressed as a percentage of fiscal 2019 revenues before cost reimbursements, increased throughout fiscal 2021, including increases during fiscal 2021 from 53% in the first quarter to 63% in second quarter, 90%

in the third quarter and 83% in the fourth quarter. Total hotel division revenues before cost reimbursements, expressed as a percentage of fiscal 2019 revenues before cost reimbursements, continued to increase during fiscal 2022 from 96% in the first quarter to 105% in the second quarter and 109% in the third quarter. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of September 29, 2022, we had a cash balance of approximately $10.5 million, $202.8 million of availability under our $225 million revolving credit facility and our debt-to-capitalization ratio was 0.33. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed below), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2022 and 2023, even if our properties continue to generate reduced revenues during these periods. In recognition of our significantly improved financial condition and improving operating results, during the third quarter of fiscal 2022 we elected to pay off our remaining short-term borrowings of $46.6 million early (initially borrowed at the onset of the pandemic) and reinstate our quarterly dividend.
During the first three quarters of fiscal 2022 we received a $23.0 million federal income tax refund (including $0.7 million of interest) related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. We also received $4.3 million in state theatre grants during the first three quarters of fiscal 2022 that were awarded and accrued during the fourth quarter of fiscal 2021. Both the receipt of the income tax refund and grant funds contributed to our current strong liquidity position.
We continue to pursue sales of surplus real estate and other non-core real estate to further enhance our liquidity. During the first three quarters of fiscal 2022, we sold three land parcels, generating net proceeds of approximately $4.9 million. We do not expect to receive additional sales proceeds from real estate sales during the remainder of fiscal 2022, and we may receive additional sales proceeds of $5 - $10 million during the first half of fiscal 2023, depending upon demand for the real estate in question.
We cannot assure that the impact of the COVID-19 pandemic will not continue to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the third quarter and first three quarters of fiscal 2022 and fiscal 2021 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Revenues	$183.7	$145.9	$37.8	25.9%	$514.4	$289.2	$225.3	77.9%
Operating income (loss)	8.9	6.3	2.7	42.7%	11.0	(55.5)	66.5	119.8%
Other income (expense)	(4.2)	(4.4)	0.2	4.6%	(14.0)	(13.2)	(0.8)	(6.1)%
Net earnings (loss) attributable to The Marcus Corp.	$3.3	$1.8	$1.5	87.0%	$(2.7)	$(49.7)	$47.1	94.8%
Net earnings (loss) per common share - diluted:	$0.10	$0.06	$0.04	66.7%	$(0.09)	$(1.66)	$1.57	94.6%
Revenues increased and operating income (loss), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share improved significantly during the third quarter and first three quarters of fiscal 2022 compared to the fiscal 2021 periods. Increased revenues and operating income from both our theatre division and hotels and resorts division contributed to the improvement during the third quarter and first three quarters of fiscal 2022 compared to the third quarter and first three quarters of fiscal 2021. During portions of fiscal 2021, some of our theatres were closed, releases of new films were limited and travel was significantly reduced due to the impact of the COVID-19 pandemic.

Our operating income (loss) during the third quarter and first three quarters of fiscal 2021 was favorably impacted by state government grants of approximately $2.0 million and $3.3 million, respectively, or approximately $0.05 and $0.08 per diluted common share, respectively. Our operating loss during the first three quarters of fiscal 2021 was negatively impacted by impairment charges of $3.7 million, or approximately $0.09 per diluted common share, primarily related to surplus real estate that was held for sale.
Net earnings (loss) attributable to The Marcus Corporation during the third quarter and first three quarters of fiscal 2022 was favorably impacted by decreased interest expense compared to the fiscal 2021 periods, partially offset by investment losses during the fiscal 2022 periods compared to investment gains in the fiscal 2021 periods, and lower gains on disposition of property, equipment and other assets during the first three quarters of fiscal 2022 as compared to the first three quarters of fiscal 2021.
Investment losses during the third quarter of fiscal 2022 and fiscal 2021 were insignificant. We recognized investment losses of $0.8 million during the first three quarters of fiscal 2022 compared to investment income of $0.2 million for the respective fiscal 2021 period. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $3.7 million and $11.8 million for the third quarter and first three quarters of fiscal 2022, respectively, compared to $4.6 million and $14.4 million for the respective fiscal 2021 periods. The decrease in interest expense for both periods in fiscal 2022 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported net losses on disposition of property, equipment and other assets of $0.1 million during the third quarter of fiscal 2022, compared to net gains on disposition of property, equipment and other assets of $0.9 million during the third quarter of fiscal 2021. We reported net gains on disposition of property, equipment and other assets of $0.3 million during the first three quarters of fiscal 2022, compared to net gains on disposition of property, equipment and other assets of $2.9 million during the first three quarters of fiscal 2021. The net gain on disposition of property, equipment and other assets during the first three quarters of fiscal 2022 was due primarily to the sale of surplus land. The net gain on disposition of property, equipment and other assets during the first three quarters of fiscal 2021 included the sale of an equity investment in a joint venture. The timing of periodic sales and disposals of our property, equipment and other assets varies from quarter to quarter, resulting in variations in our reported gains or losses on disposition of property, equipment and other assets. We anticipate additional disposition gains or losses from periodic sales of property, equipment and other assets during fiscal 2022 and beyond.
We reported income tax expense for the third quarter of fiscal 2022 of $1.5 million compared to an income tax expense of $0.2 million during the third quarter of fiscal 2021. We reported an income tax benefit for the first three quarters of fiscal 2022 of $0.3 million compared to an income tax benefit of $18.9 million during the first three quarters of fiscal 2021. The income tax benefit during the fiscal 2021 periods was primarily the result of the significant losses before income taxes incurred as a result of the reduction in our operating performance due to the impact of the COVID-19 pandemic as described above. Our fiscal 2022 first three quarters effective income tax rate was 9.8%, and was impacted by an increase in valuation allowances on certain state income tax net operating loss carryforwards. Our fiscal 2021 first three quarters effective income tax rate was 27.6%. We anticipate that our effective income tax rate for the fourth quarter of fiscal 2022 may be in the 24-28% range, excluding any potential changes in federal or state income tax rates or other one-time tax benefits. Our actual fiscal 2022 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
As of September 29, 2022, we had approximately $11.4 million of deferred tax assets, net of valuation allowances, related to state net operating loss (NOL) carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Many of these state NOL carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these state NOL carryforwards could ultimately expire unused. Therefore, unless we are able to generate sufficient taxable income in certain states, an additional valuation allowance to reduce our state deferred tax assets may be required, which would increase income tax expense in the period the allowance is recorded. In future periods, sufficient positive evidence of current and anticipated future taxable earnings in these states may become available to allow us to reach a conclusion that all or a portion of the valuation allowance is no longer needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and decrease income tax expense for the period the release is recorded.

Theatres
The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Revenues	$101.3	$80.0	$21.3	26.6%	$310.2	$154.9	$155.3	100.3%
Operating income (loss)	(0.7)	(2.6)	1.9	73.1%	7.7	(46.5)	54.1	116.3%
Operating margin (% of revenues)	(0.7)%	(3.3)%			2.5%	(30.0)%
Our theatre division revenues and operating income increased significantly during the third quarter and first three quarters of fiscal 2022 with all of our theatres open and an increase in new films released by movie studios, compared to the fiscal 2021 periods during portions of which a significant number of our theatres were temporarily closed and releases of new films were limited. We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres, ending the fiscal 2021 first, second and third quarters with approximately 74%, 95% and 97% of our theatres open, respectively. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter, and by the end of May 2021 we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours. Our theatres were open with normal operating days and hours at all of our theatres throughout the first three quarters of fiscal 2022.
Although significantly improved compared to the prior year, our operating loss during the third quarter and operating income during the first three quarters of fiscal 2022 were negatively impacted by increased film costs (discussed below) and increased labor and supply costs as a result of the current labor shortage and inflationary environment. Our operating loss during the third quarter and operating income during the first three quarters of fiscal 2022 were favorably impacted by inflationary price increases taken later in the second quarter of fiscal 2022 in response to the increased labor and supply costs. Our operating loss during the first three quarters of fiscal 2021 was negatively impacted by impairment charges of $3.7 million primarily related to surplus real estate that was held for sale, and would have been even larger if not for a nonrecurring state government grant of approximately $1.3 million that favorably impacted our theatre division operating loss.
The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Admission revenues	$49.4	$38.3	$11.1	29.0%	$150.9	$73.9	$77.0	104.3%
Concession revenues	44.7	36.0	8.7	24.2%	138.3	68.9	69.4	100.7%
Other revenues	7.1	5.8	1.3	22.4%	20.9	12.0	8.9	74.2%
	101.3	80.0	21.3	26.6%	310.2	154.8	155.4	100.4%
Cost reimbursements	—	—	—	—%	—	0.1	(0.1)	(100.0)%
Total revenues	$101.3	$80.0	$21.3	26.6%	$310.2	$154.9	$155.3	100.3%
As described above, revenues were significantly reduced during the third quarter and first three quarters of fiscal 2021 due to a limited number of films and the temporary closures and reduced operating days and hours at our theatres in response to the COVID-19 pandemic. As a result, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2022 to the third quarter and first three quarters of fiscal 2019 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2019	Amt.	Pct.	F2022	F2019	Amt.	Pct.
Admission revenues(1)	$49.4	$69.8	$(20.3)	(29.1)%	$150.9	$211.8	$(60.8)	(28.7)%
Concession revenues	44.7	57.1	(12.3)	(21.6)%	138.3	172.1	(33.8)	(19.6)%
Other revenues	7.1	9.8	(2.7)	(27.2)%	20.9	29.5	(8.6)	(29.1)%
	101.3	136.6	(35.3)	(25.9)%	310.2	413.4	(103.2)	(25.0)%
Cost reimbursements	—	0.2	(0.2)	(100.0)%	—	0.6	(0.6)	(100.0)%
Total revenues	$101.3	$136.8	$(35.5)	(26.0)%	$310.2	$414.1	$(103.9)	(25.1)%
(1)We acquired Movie Tavern theatres on February 1, 2019. Admission revenues for the first three quarters of fiscal 2022 decreased 30.2% on a pro forma basis for the acquisition as of the first day of fiscal 2019.
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2022 third quarter and first three quarters results, U.S. box office receipts decreased 32.1% during our fiscal 2022 third quarter and 33.5% during our fiscal 2022 first three quarters compared to the same comparable weeks in fiscal 2019, indicating that our decrease in admission revenues during the third quarter of fiscal 2022 of 29.1% outperformed the industry by 3.0 percentage points. Our pro forma decrease in admission revenues during the first three quarters of fiscal 2022 of 30.2% outperformed the industry by 3.3 percentage points. Based upon this metric, we believe we were once again one of the top performing theatre circuits during fiscal 2022 compared to the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during the third quarter and first three quarters of fiscal 2022 represented approximately 3.2% of the total admission revenues in the U.S. during the periods (commonly referred to as market share in our industry). This represents an increase over our reported market share of approximately 3.0% and 3.1% during the third quarter and first three quarters of fiscal 2019, respectively, prior to the pandemic. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance increased significantly during the third quarter and first three quarters of fiscal 2022 compared to the third quarter and first three quarters of fiscal 2021, when a significant portion of our theatres were temporarily closed and the number of new films was more limited. Total theatre attendance increased 28.0% and 97.8% during the third quarter and first three quarters of fiscal 2022, respectively, compared to the third quarter and first three quarters of fiscal 2021, resulting in increases in both admission revenues and concession revenues. Conversely, a decrease in the number of new films and lingering customer concerns regarding visiting indoor businesses negatively impacted attendance during the third quarter and first three quarters of fiscal 2022 as compared to the same periods in fiscal 2019.
Our highest grossing films during the fiscal 2022 third quarter included Minions: The Rise of Gru, Thor: Love and Thunder, Top Gun: Maverick, Where the Crawdads Sing and Nope. All of these five films debuted with an exclusive theatrical run prior to release on streaming services. This compares with three of the top five films in the third quarter of fiscal 2021 that were released “day-and-date” on streaming services. We believe such “day-and-date” releases negatively impact theatrical revenues, particularly in week two and beyond of a films’ release. We also believe “day-and-date” releases increase piracy, further impacting potential revenues. We believe our theatre circuit outperformed its competition on three of our top five revenue producing films during the third quarter of fiscal 2022. In addition, we believe our overall admission revenue outperformed the industry due in part to the fact that we believe our theatre circuit outperformed its competition on the next tier of films. Due to the impact of three particularly strong blockbusters released or playing during the third quarter of fiscal 2022 (Minions: The Rise of Gru, Thor: Love and Thunder and Top Gun: Maverick), the film slate during the third quarter of fiscal 2022 was weighted more towards our top movies compared to the third quarter of fiscal 2021 and fiscal 2019, as evidenced by the fact that our top five films during our fiscal 2022 third quarter accounted for 62% of our total box office results, compared to 49% and 58% for the top five films during the third quarter of fiscal 2021 and fiscal 2019 (prior to the pandemic), respectively, both expressed as a percentage of the total admission revenues for the period. An increased reliance on just a few blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more concentrated film slate our overall film rental cost increased significantly during the third quarter of fiscal 2022 compared to the same period in the prior year.

Our average ticket price increased 0.8% during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and increased by 9.3% compared to the third quarter of fiscal 2019. The increase in our average ticket price during the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021 was favorably impacted by inflationary price increases taken during the second quarter of fiscal 2022 in response to increases in labor and supply costs, which was partially offset by $3.00 promotional ticket pricing on National Cinema Day and a lower proportion of admission revenues from evening showings and premium large format screens due to the mix of films. Our average ticket price increased 3.2% during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021 and increased by 11.7% compared to the first three quarters of fiscal 2019. In addition to inflationary price increases taken during the second quarter of fiscal 2022, a larger proportion of admission revenues from our premium large format screens (with a higher ticket price) contributed to the increase in our average ticket price during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021. During portions of the first three quarters of fiscal 2021, we also offered older “library” film product for only $5.00 per ticket when there was limited availability of new films resulting in a lower average ticket price in the same period in the prior year.
Our average concession revenues per person decreased by 2.6% during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 and increased by 21.2% compared to the third quarter of fiscal 2019. The decrease in our average concession revenues per person during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 was due in part to a mix of films that played more to family and child audiences, which we believe results in lower average concession purchases and lower purchase rates, and by promotional concession pricing on National Cinema Day. These impacts were partially offset by inflationary increases in concessions prices in response to increases in food and labor costs. Our average concession revenues per person increased by 1.6% during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021 and increased by 26.0% compared to the first three quarters of fiscal 2019. As customers have returned to “normal” activities such as going to the movie theatre, they have demonstrated a propensity to spend at a higher rate than before the pandemic closures. We also believe a portion of the increase in our average concession revenues per person during the first three quarters of fiscal 2022 may be attributed to shorter lines at our concession stands due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). A portion of the increase in our average concession revenues per person is attributable to inflationary increases in concessions prices in response to increases in food and labor costs. Finally, we believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. We expect to continue to report increased average concession revenues per person in future periods compared to pre-pandemic periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.
Other revenues increased by approximately $1.3 million during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021. Other revenues increased by approximately $8.9 million during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021. The increases were primarily due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising income.
Several films have performed well in the early weeks of our fiscal 2022 fourth quarter, including Smile, Halloween Ends, Black Adam and Ticket to Paradise. Several films that were previously scheduled for release in the remainder of fiscal 2022 have shifted release dates into fiscal 2023 due to production delays resulting from supply chain disruptions and a post-production backlog. We expect the lack of a significant number of blockbuster films, particularly during the first quarter of fiscal 2023, to negatively impact our operating results in the near-term, before the pace of new film releases is expected to increase once again. The current film product release schedule for the remainder of fiscal 2022 includes several new films that have potential to perform well, including Black Panther: Wakanda Forever, Strange World, Devotion, The Fabelmans, Avatar: The Way of Water, Puss in Boots: The Last Wish and Babylon. We believe that with consumer comfort now at post-pandemic highs, and assuming that concerns over any new variants of COVID-19 do not result in significant new restrictions, demand for out-of-home entertainment will continue to remain strong.
Revenues for the theatre business and the motion picture industry in general are heavily dependent on the number of films produced by studios and the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of appropriate “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control. We currently believe that “day-and-date” film release experiments such as those tested by Warner Brothers and Disney during 2021 will not become the normal plan of distribution. Warner Brothers has indicated that it is returning to an exclusive 45-day theatrical window with a significant number of its films during fiscal 2022 and an increasing number of wide theatrical releases in 2023 and

2024. Disney announced in early 2022 that they will retain flexibility for future film distribution, particularly for family films, but has released several films exclusively to theatrical in fiscal 2022 including Doctor Strange in the Multiverse of Madness, Lightyear, and Thor: Love and Thunder, and has committed to exclusive theatrical releases for several upcoming films including Black Panther: Wakanda Forever and Avatar: The Way of Water. The quantity of films available for theatrical exhibition remains below pre-pandemic levels, and has been impacted during fiscal 2022 by COVID-19 related disruptions, production delays resulting from supply chain disruptions and a post-production backlog. While lead times for movie production to theatrical release are lengthy, we expect to see increases in the quantity of available films in late 2023 and 2024.
We ended the third quarter of fiscal 2022 with a total of 1,064 company-owned screens in 85 theatres, compared to 1,091 company-owned screens in 88 theatres at the end of the third quarter of fiscal 2021. As of the end of the third quarter of fiscal 2022 and the date of this report, all of our company-owned theatres are operating. As of the end of the third quarter of fiscal 2021 approximately 97% of our theatres were open and operating.
Hotels and Resorts
The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Revenues	$82.3	$65.8	$16.5	25.1%	$204.0	$134.1	$69.9	52.1%
Operating income	14.1	13.5	0.7	4.9%	18.0	5.5	12.5	227.3%
Operating margin (% of revenues)	17.2%	20.5%			8.8%	4.1%
Our hotels and resorts division operating income during the third quarter and first three quarters of fiscal 2022 increased compared to the third quarter and first three quarters of fiscal 2021, due to significantly increased revenues during the fiscal 2022 periods. All but one of our company-owned hotels and resorts contributed to the improved operating results during the third quarter of fiscal 2022, and all of our company-owned hotels and resorts contributed to the improved operating results during the first three quarters of fiscal 2022 compared to the fiscal 2021 periods. Our fiscal 2021 third quarter and first three quarters operating income benefited from a state government grant totaling approximately $1.9 million.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Room revenues	$36.9	$30.9	$6.0	19.4%	$83.2	$57.3	$25.9	45.3%
Food/beverage revenues	21.4	16.7	4.7	28.2%	55.0	32.2	22.7	70.5%
Other revenues	15.0	13.3	1.7	12.7%	40.9	33.0	7.9	24.0%
Total revenues before cost reimbursements	73.3	60.9	12.4	20.4%	179.1	122.5	56.6	46.2%
Cost reimbursements	9.0	4.9	4.1	83.7%	24.8	11.5	13.3	115.1%
Total revenues	$82.3	$65.8	$16.5	25.1%	$204.0	$134.1	$69.9	52.1%
Division revenues increased significantly during the third quarter and first three quarters of fiscal 2022 compared to the third quarter and first three quarters of fiscal 2021. While all eight of our company-owned hotels and all but one of our managed hotels were open during the third quarter and first three quarters of fiscal 2021, the majority of these properties were generating significantly reduced revenues and operating under applicable state and local restrictions and guidelines, and, in some cases, reduced operating hours. In addition, we reopened our Milwaukee SafeHouse restaurant and bar in June 2021 and reopened the Chicago SafeHouse in May 2022.

We believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2022 to the third quarter and first three quarters of fiscal 2019 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2019	Amt.	Pct.	F2022	F2019	Amt.	Pct.
Room revenues	$36.9	$34.2	$2.7	8.0%	$83.2	$81.3	$1.9	2.3%
Food/beverage revenues	21.4	20.2	1.3	6.3%	55.0	54.6	0.4	0.7%
Other revenues	15.0	13.0	2.0	15.1%	40.9	36.4	4.6	12.5%
Total revenues before cost reimbursements	73.3	67.4	6.0	8.9%	179.1	172.3	6.9	4.0%
Cost reimbursements	9.0	7.2	1.8	24.3%	24.8	27.3	(2.5)	(9.2)%
Total revenues	$82.3	$74.6	$7.7	10.4%	$204.0	$199.6	$4.4	2.2%
Leisure travel continued to drive demand during the third quarter and first three quarters of fiscal 2022, representing an increased percentage of total rooms revenues compared to the fiscal 2019 periods. The leisure travel increase offset lower transient and group business revenues during the third quarter and first three quarters of fiscal 2022 compared to the same quarter and first three quarters of fiscal 2019. While business transient and group revenues as a percentage of total rooms revenues during the first three quarters of fiscal 2022 remains below fiscal 2019 levels, we have continued to see improvement in group revenues throughout fiscal 2022. The increase in group revenues during fiscal 2022 has consequently led to an increase in banquet and catering revenues, positively impacting our food and beverage revenues as compared to both fiscal 2021 and fiscal 2019 periods.
Other revenues increased during the third quarter and first three quarters of fiscal 2022 compared to the third quarter and first three quarters of fiscal 2019, primarily due to increased revenues from one of our condominium hotels and increased golf, ski and spa revenues at the Grand Geneva® Resort & Spa (“Grand Geneva”), partially offset by decreased management fees. Cost reimbursements decreased during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2019 due to a lower number of managed hotels and reduced revenues and subsequent operating costs at our managed hotels.
The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2022 and fiscal 2021, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Occupancy pct.	74.7%	64.9%	9.8 pts	15.2%	63.0%	46.9%	16.1 pts	34.4%
ADR	$202.78	$195.08	$7.70	3.9%	$179.90	$165.26	$14.64	8.9%
RevPAR	$151.55	$126.54	$25.01	19.8%	$113.38	$77.46	$35.92	46.4%
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
RevPAR increased at all but one of our eight company-owned properties during the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021, and increased at all eight of our company-owned properties during the first three quarters of fiscal 2022 compared to the first three quarters of fiscal 2021. Leisure travel customers provided the most demand during the fiscal 2022 third quarter, with weekend business relatively strong at the majority of our properties. During the third quarter of fiscal 2022, our non-group business represented approximately 63% of our total rooms revenue, compared to approximately 59% during the third quarter of fiscal 2019 prior to the pandemic. Although group business continues to lag prior years, it has increased throughout fiscal 2022. Non-group retail pricing remained very strong in the majority of our markets during the third quarter of fiscal 2022, with significant leisure demand contributing to increased occupancy percentages and ADR. During the third quarter of fiscal 2021, our Milwaukee market hotels benefited from large demand drivers (Ryder Cup and Milwaukee Bucks playoffs) that did not recur in the third quarter of fiscal 2022.
We believe it is also beneficial to compare our operating statistics to pre-pandemic levels. The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2022 and fiscal 2019, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2019	Amt.	Pct.	F2022	F2019	Amt.	Pct.
Occupancy pct.	75.0%	83.0%	(8.0) pts	(9.6)%	63.6%	75.2%	(11.6) pts	(15.5)%
ADR	$200.61	$172.12	$28.49	16.6%	$177.36	$155.91	$21.45	13.8%
RevPAR	$150.48	$142.84	$7.64	5.3%	$112.75	$117.19	$(4.44)	(3.8)%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics for both the 2022 and 2019 periods exclude the Saint Kate, which was closed during a significant portion of fiscal 2019.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2022 third quarter and first three quarters results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 3.5% during our fiscal 2022 third quarter and a decrease in RevPAR of 3.9% during our fiscal 2022 first three quarters compared to the same periods during fiscal 2019, leading us to believe we outperformed the industry during the fiscal 2022 third quarter and first three quarters by approximately 1.8 and 0.1 percentage points, respectively. Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 3.9% during our third quarter and a decrease of 9.0% during our first three quarters of fiscal 2022, again compared to the same periods in fiscal 2019. Therefore, we believe we outperformed our competitive sets during the third quarter and first three quarters of fiscal 2022 by approximately 1.4 and 5.2 percentage points, respectively. Higher class segments of the hotel industry, such as luxury and upper upscale (with an increased reliance on business travel), continue to experience lower occupancies compared to lower class hotel segments such as economy and midscale.
Looking to future periods, overall occupancy in the U.S. continues to slowly increase, in recent months reaching its highest level since the start of the pandemic. In the near term, we expect most demand will continue to come from the leisure travel segment. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We are experiencing increases in business travel as corporate training events, meetings, and conferences return and downtown offices reopen. Our company-owned hotels have experienced a decrease in group bookings compared to pre-pandemic periods. As of the date of this report, our group room revenue bookings for the remainder of fiscal 2022 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 5% behind where we were at the same time in fiscal 2019, but despite our reduced group pace as compared to the third quarter of fiscal 2019, our current group pace is an improvement from recent quarters. Group room revenue bookings for fiscal 2023 is running approximately 18% behind where we were at the same time in fiscal 2019, which we believe is partially due to a shortening of the advance period for group bookings. Banquet and catering revenue pace for fiscal 2022 and fiscal 2023 is similarly running behind where we would typically be at this same time of the year pre-pandemic. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the third quarter and first three quarters of fiscal 2022 and fiscal 2021 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2022	F2021	Amt.	Pct.	F2022	F2021	Amt.	Pct.
Theatres	$12.5	$10.6	$1.8	17.4%	$46.0	$(3.6)	$49.6	1389.6%
Hotels and resorts	19.1	17.0	2.1	12.2%	33.3	20.0	13.3	66.2%
Corporate items	(3.7)	(3.1)	(0.6)	(18.7)%	(10.8)	(10.6)	(0.1)	(1.1)%
Total Adjusted EBITDA	$27.9	$24.5	$3.4	13.7%	$68.5	$5.8	$62.7	1075.2%
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Third Quarter		First Three Quarters
	F2022	F2021	F2022	F2021
Net earnings (loss) attributable to The Marcus Corporation	$3.3	$1.8	$(2.7)	$(49.7)
Add (deduct):
Investment (income) loss	—	—	0.8	(0.2)
Interest expense	3.7	4.6	11.8	14.4
Other expense	0.4	0.6	1.5	1.9
Loss (gain) on disposition of property, equipment and other assets	0.1	(0.9)	(0.3)	(2.9)
Equity (earnings) losses from unconsolidated joint ventures	—	—	0.1	—
Income tax expense (benefit)	1.5	0.2	(0.3)	(18.9)
Depreciation and amortization	16.5	17.7	50.4	54.2
Share-based compensation expenses (1)	2.5	2.5	7.0	6.7
Impairment charges (2)	—	—	—	3.7
Government grants (3)	—	(2.0)	—	(3.3)
Total Adjusted EBITDA	$27.9	$24.5	$68.5	$5.8

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Third Quarter, F2022				First Three Quarters, F2022
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$(0.7)	$14.1	$(4.4)	$8.9	$7.7	$18.0	$(14.6)	11.0
Depreciation and amortization	11.6	4.7	0.1	16.5	35.7	14.5	0.3	50.4
Share-based compensation (1)	1.5	0.2	0.7	2.5	2.6	0.8	3.6	7.0
Total Adjusted EBITDA	$12.5	$19.1	$(3.7)	$27.9	$46.0	$33.3	(10.8)	68.5

	Third Quarter, F2021				First Three Quarters, F2021
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(2.6)	$13.5	$(4.6)	$6.3	$(46.5)	$5.5	$(14.6)	(55.5)
Depreciation and amortization	12.6	5.0	0.1	17.7	38.8	15.2	0.2	54.2
Share-based compensation (1)	0.6	0.5	1.4	2.5	1.7	1.3	3.7	6.7
Impairment charges (2)	—	—	—	—	3.7	—	—	3.7
Government grants (3)	(0.1)	(1.9)	—	(2.0)	(1.3)	(1.9)	—	(3.3)
Total Adjusted EBITDA	$10.6	$17.0	$(3.1)	$24.5	$(3.6)	$20.0	(10.6)	5.8
(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges related to surplus theatre real estate.
(3)Reflects a nonrecurring state government grant awarded for COVID-19 pandemic relief.

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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of September 29, 2022, we had a cash balance of approximately $10.5 million, $202.8 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio was 0.33. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed above), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2022 and fiscal 2023, even if our properties continue to generate reduced revenues during these periods. We will continue to work to preserve cash and maintain strong liquidity to endure the impacts of the global pandemic, even if it continues for a prolonged period of time.
We believe that the actions we have taken during the past two years will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to continue operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the reinstatement of protective actions that federal, state and local governments have taken and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A and in our Annual Report for the year ended December 30, 2021). Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during fiscal 2023, but still report results below comparable periods in fiscal 2019. Our current expectations for our hotels and resorts division are that we will continue to show improvement during the remainder of fiscal 2022 and in fiscal 2023 compared to the prior year. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2022 due to an expected lag in business travel. It is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants in future periods. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.
Financial Condition
Net cash provided by operating activities totaled $60.4 million during the first three quarters of fiscal 2022, compared to net cash provided by operating activities of $2.1 million during the first three quarters of fiscal 2021. The $58.3 million increase in net cash provided by operating activities was due primarily to a reduced net loss and the favorable timing in the collection of accounts receivable and receipt of refundable income taxes of $22.7 million, partially offset by unfavorable timing in the payment of accounts payable, accrued compensation and other accrued liabilities during the first three quarters of fiscal 2022.
Net cash used in investing activities during the first three quarters of fiscal 2022 totaled $22.9 million, compared to net cash provided by investing activities of $9.2 million during the first three quarters of fiscal 2021. The increase in net cash used in investing activities of $32.1 million was the result of an increase of $18.4 million in capital expenditures and the collection of an $11.4 million life insurance premium reimbursement during the first three quarters of fiscal 2021 that did not recur in fiscal 2022. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $27.5 million during the first three quarters of fiscal 2022 compared to $9.1 million during the first three quarters of fiscal 2021.
Fiscal 2022 first three quarters cash capital expenditures included approximately $8.2 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2022 of approximately $19.3 million, including costs related to rooms renovations at the Grand Geneva and normal maintenance capital projects.
Net cash used in financing activities during the first three quarters of fiscal 2022 totaled $44.8 million compared to net cash used in financing activities of $10.4 million during the first three quarters of fiscal 2021. During the first three quarters of fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $62.0 million of new short-term revolving credit facility borrowings, and we made $43.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2022 (net increase in borrowings on our credit facility of $19.0 million). We ended the third quarter of fiscal 2022 with $19.0 million of outstanding borrowings under our revolving credit facility. During the first three quarters of fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $128.5 million of new short-term revolving credit facility borrowings, and we made $95.5 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2021 (net increase in borrowings on our credit facility of $33.0 million).
During the first three quarters of fiscal 2022 we repaid $47.5 million of short-term term loan borrowings, compared to $37.8 million of such repayments during the first three quarters of fiscal 2021. Principal payments on long-term debt were approximately $11.3 million during the first three quarters of fiscal 2022 compared to payments of $10.3 million during the first three quarters of fiscal 2021. During the first three quarters of fiscal 2021, we also received $6.7 million in proceeds from borrowings against the cash surrender value of a life insurance policy. Our debt-to-capitalization ratio (including short-term borrowings but excluding our finance and operating lease obligations) was 0.33 at September 29, 2022, compared to 0.37 at December 30, 2021.
During the third quarter of fiscal 2022, on July 29, 2022 we repaid $46.6 million of short-term borrowings, repaying in full and retiring the term loan facility maturing on September 22, 2022. In connection with the repayment of the term loan, the Company amended the Credit Agreement by entering into the Fourth Amendment which modified the consolidated fixed charge coverage covenant, reducing the requirement to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 to at least 2.5 to 1.0 starting as of the end of the fiscal quarter ending March 30, 2023 and continuing for each fiscal quarter thereafter.
During the first three quarters of fiscal 2022 and the first three quarters of fiscal 2021 we did not repurchase any shares of our common stock in the open market. As of September 29, 2022, approximately 2.5 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
During the third quarter of fiscal 2022, on July 29, 2022 the Board of Directors elected to reinstate our quarterly dividend that had been suspended as a result of the COVID-19 pandemic, declaring a regular quarterly cash dividend of $0.05 per share of common stock. The dividend was paid on September 15, 2022 to shareholders of record on August 25, 2022. The Board of Directors also declared a dividend of $0.045 per share on the Class B common stock. The dividend on the Class B common stock, which is not publicly traded, was paid on September 15, 2022 to shareholders of record on August 25, 2022. We did not make any dividend payments during the first three quarters of fiscal 2021.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - July 28	46,659	$15.51	46,659	2,527,808
July 29 - September 1	5,162	16.43	5,162	2,522,646
September 2 - September 29	—	—	—	2,522,646
Total	51,821	$15.60	51,821	2,522,646
(1)Through September 29, 2022, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 29, 2022, we had repurchased approximately 9.2 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the third quarter of 2022 were purchased in conjunction with the exercise of stock options pursuant to the publicly announced repurchase authorization.
Item 4. Mine Safety Disclosures
Not applicable.
Item 6. Exhibits

4.1
Fourth Amendment to Credit Agreement, dated July 29, 2022, among the Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and the Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any ommitted schedules and exhibits upon request.]

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

THE MARCUS CORPORATION

DATE: November 3, 2022	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: November 3, 2022	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1