Form 10-K
period 2022-12-29
MARCUS CORP
filed 2023-03-02
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2022 was approximately $290,623,850. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding at February 28, 2023 – 24,445,596
Class B common stock outstanding at February 28, 2023 – 7,085,118
Portions of the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects the COVID-19 pandemic, or future pandemics, may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (particularly following the COVID-19 pandemic, during which the release dates for certain motion pictures have been postponed); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics; and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1.    Business.
General
We are engaged primarily in two business segments: movie theatres and hotels and resorts.
As of December 29, 2022, our theatre operations included 85 movie theatres with 1,064 screens throughout 17 states (Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia). We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.
As of December 29, 2022, our hotels and resorts operations included seven wholly-owned and operated hotels and resorts in Wisconsin, Illinois, and Nebraska. We also manage nine hotels, resorts and other properties for third parties in Wisconsin, California, Minnesota, Nevada, Nebraska, Illinois, Iowa, and Pennsylvania. As of December 29, 2022, we owned or managed approximately 4,900 hotel and resort rooms.
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

Strategic Plans
Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Theatre Operations
At the end of fiscal 2022, we owned or operated 85 movie theatre locations with a total of 1,064 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. We averaged 12.5 screens per location at the end of fiscal 2022 and fiscal 2021 and 12.3 screens per location at the end of fiscal 2020. Our 85 company-owned facilities include 50 megaplex theatres (12 or more screens), representing approximately 70% of our total screens, 34 multiplex theatres (two to 11 screens) and one single-screen theatre.
We invested approximately $391 million, excluding acquisitions, to further enhance the movie-going experience and amenities in new and existing theatres over the last nine-plus years. These investments include:
New theatres. In October 2019, we opened the eight-screen Movie Tavern® by Marcus theatre in Brookfield, Wisconsin. This theatre became the first Movie Tavern by Marcus in Wisconsin. It includes eight auditoriums, each with laser projection and comfortable DreamLoungerSM recliner seating, a full-service bar and food and drink center, and a new delivery-to-seat service model that also allows guests to order food and beverage via our mobile phone application or in-theatre kiosk. We will consider additional sites for potential new theatre locations in both new and existing markets in the future.
Theatre acquisitions. In addition to building new theatres, acquisitions of existing theatres or theatre circuits has also been a viable growth strategy for us. In 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. Now branded Movie Tavern by Marcus, the acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. The purchase price consisted of $30 million in cash and 2,450,000 shares of our common stock, for a total purchase price of approximately $139.3 million. The acquisition of the Movie Tavern circuit increased our total number of screens at that time by an additional 23%.
The COVID-19 pandemic had a significant impact on the theatre exhibition industry. Following the pandemic, theatre operators continue to face on-going challenges including supply chain disruptions impacting movie production and a post-production backlog that has resulted in delays of movie releases and a reduced number of films available for theatrical release. A number of theatre operators have filed for bankruptcy relief and many others continue to face difficult financial circumstances. Although we will prioritize our own finances, we will continue to consider potential acquisitions as well as consider management agreements which may possibly lead to opportunities to own. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. From fiscal 2019 through fiscal 2021, we added DreamLounger seating at eight acquired Movie Tavern or Marcus Wehrenberg theatres and one newly built Movie Tavern by Marcus theatre. As of December 29, 2022, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 78% of our theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 29, 2022, we offered our DreamLounger recliner seating in approximately 81% of our screens, a percentage we believe to be the highest among the largest theatre chains in the nation.

UltraScreen DLX® and SuperScreen DLX® (DreamLounger eXperience) conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept over 20 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. From fiscal 2019 through fiscal 2022, we converted one existing screen at an acquired theatre to UltraScreen DLX, opened one new UltraScreen DLX at an acquired theatre, converted 35 existing screens at acquired theatres to SuperScreen DLX, and opened one new SuperScreen DLX auditorium at a newly built Movie Tavern by Marcus theatre. As of December 29, 2022, we had 31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 89 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound) and three IMAX® PLF screens at 66 of our theatre locations. As of December 29, 2022, we offered at least one PLF screen in approximately 78% of our theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. During fiscal 2022, we converted four existing screens to SuperScreen DLX, and we continue to evaluate opportunities to convert additional existing screens to SuperScreen DLX auditoriums.
Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:
•Take Five® Lounge, Take Five Express and The Tavern – These full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We also offer full liquor service through the concession stand at two theatres. We acquired 22 new bars, known as The Tavern, in conjunction with our Movie Tavern acquisition and opened an additional Tavern at our Brookfield, Wisconsin Movie Tavern by Marcus theatre in fiscal 2019. We closed three Movie Tavern by Marcus theatres in fiscal 2020 and fiscal 2021. We added one Take Five Lounge outlet in fiscal 2021 to a Marcus Wehrenberg theatre that underwent a complete renovation. As of December 29, 2022, we offered bars/full liquor service at 49 theatres, representing approximately 58% of our theatres. We are currently evaluating opportunities to add bar service to additional locations.
•Zaffiro’s® Express – These outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We opened one new Zaffiro’s Express outlet during fiscal 2019 at our Movie Tavern by Marcus location in Brookfield, Wisconsin, and our number of theatres with this concept totaled 29 as of December 29, 2022, representing approximately 45% of our theatres (excluding our in-theatre dining Movie Tavern theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
•Reel Sizzle® – This signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. Our Movie Tavern by Marcus in Brookfield, Wisconsin includes a Real Sizzle. We added one Reel Sizzle outlet in fiscal 2021 to a Marcus Wehrenberg theatre that underwent a complete renovation. As of December 29, 2022, we operated nine Reel Sizzle outlets.
•Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and three of the Marcus Wehrenberg theatres offer in-lobby dining concepts sold through the concession stand. Including these additional concepts, as of December 29, 2022, we offered one or more in-lobby dining concepts in 39 theatres, representing approximately 60% of our theatres (excluding our in-theatre dining Movie Tavern theatres).
•In-theatre dining – As of December 29, 2022, we offered in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres and a total of 229 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlex® and Movie Tavern by Marcus, representing approximately 34% of our theatres.

We offer a “Value Tuesday” promotion at every theatre in our circuit that includes discounted admission, concessions, food and non-alcoholic beverage to our loyalty program members. We have seen our Tuesday attendance increase dramatically since the introduction of the Tuesday promotion. We believe this promotion has increased movie-going frequency and reached a customer who may have stopped going to the movies because of price. We introduced our Tuesday promotions for loyalty members at our Marcus Wehrenberg theatres immediately upon acquisition in December 2016 and did the same thing in February 2019 with our acquired Movie Tavern theatres. We experienced an increase in Tuesday performance at the Marcus Wehrenberg theatres and Movie Tavern theatres after adding this promotion. We also offer a “Student Thursday” promotion at all of our locations that has been well received by that particular customer segment. In addition, we offer a “Young-at-Heart” program for seniors on Friday afternoons that was also introduced to our Movie Tavern locations during our fiscal 2019 first quarter.
In response to the COVID-19 pandemic, we introduced Marcus Private Cinema (“MPC”) in the fourth quarter of fiscal 2020. Under this program, a guest may purchase an entire auditorium for a fixed charge, ranging from $99 to $275 (depending upon the film and number of weeks it has been in theatres). Early on, sales attributable to our MPC program exceeded expectations, offsetting reduced traditional attendance at that time. As new film content became available and as vaccines were rolled out and theatre comfort level improved, the demand for these dedicated shows has slowed. At its peak during the majority of the weeks during our fiscal 2021 first quarter, we averaged over 1,500 MPC events per week, accounting for approximately 21% of our admission revenues during those weeks. While we have continued to offer the MPC program as a strategy to supplement non-peak business periods, as the pandemic has subsided it is no longer significant to our admission revenues.
We offer what we believe to be a best-in-class customer loyalty program called Magical Movie RewardsSM. We currently have approximately 5.1 million members enrolled in the program. Approximately 45% of all box office transactions and 40% of total transactions in our theatres during fiscal 2022 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe will help us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this will result in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results.
We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application, and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at all of our theatres in fiscal 2020. We have continued to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices.
The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our screens) has provided us with additional opportunities to obtain non-motion picture alternative content programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, concerts and other events, at many of our locations. We offer weekday and weekend alternative content programming at many of our theatres across our circuit. This special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.
Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Blockbusters have historically accounted for a significant portion of our total admission revenues – in the years before the COVID-19 pandemic, our top 15 performing films accounted for 48% of our fiscal 2019 total admission revenues and 42% of our fiscal 2018 total admission revenues. With fewer films released in recent years due to the pandemic, our top 15 films accounted for 55% and 63% of our fiscal 2021 and 2022 total admission revenues, respectively.

We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.
We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, safe, attractive and contemporary theatre environments. All of our movie theatre complexes feature digital cinema technology; either digital sound, Dolby Atmos or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our screens. Computerized box offices permit all of our movie theatres to sell tickets in advance and all of our theatres offer reserved seating. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We have an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller, or directly through our website or app.
Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 29, 2022, we had the ability to offer digital 3D presentations in 360, or approximately 34%, of our screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.
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
We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our current advertising providers, Screenvision and National CineMedia). We also obtain ancillary revenues from corporate and group meeting sales, sponsorships, internet surcharge fees and alternate auditorium uses. We continue to pursue additional strategies to increase our ancillary revenue sources, including the addition of a post transaction click-through advertising agreement with Rokt during fiscal 2021.
We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.
Hotels and Resorts Operations
Owned and Operated Hotels and Resorts
The Pfister® Hotel
We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), the exclusive Pfister VIP Club Lounge, two restaurants (including our signature restaurant, Mason Street Grill), three cocktail lounges, a state-of-the-art WELL Spa® + Salon, a high-tech executive boardroom, high-end retail space leased to tenants and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities, including one of the largest ballrooms in the Milwaukee metropolitan area. In 2022, The Pfister Hotel earned its 46th consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. Also in 2022, The Pfister was recognized for the fourth year in a row as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards and was featured as the number one downtown Milwaukee hotel by U.S. News & World Report. The Pfister currently holds the TripAdvisor® Travelers’ Choice distinction and is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. In fiscal 2023 we plan to begin a renovation of the lobby, meeting space and historic building guest rooms at The Pfister Hotel.
The Hilton Milwaukee City Center
We own and operate the 729-room Hilton Milwaukee City Center. The hotel has three restaurants (including our first Miller Time® Pub & Grill and the award-winning Milwaukee ChopHouse), a cocktail lounge, a Starbucks® outlet and an 870-car parking ramp. Directly connected to the Wisconsin Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In 2022, the Hilton Milwaukee City Center was recognized as a top hotel in Milwaukee by U.S. News & World Report.
Hilton Madison Monona Terrace
We own and operate the 240-room Hilton Madison Monona Terrace in Madison, Wisconsin. The Hilton Madison Monona Terrace is connected by skywalk to the Platinum LEEDS and GBAC certified Monona Terrace Community and Convention Center offering over 250,000 square feet of meeting space. The hotel has six meeting rooms totaling approximately 6,000 square feet, an indoor swimming pool and a fitness center. Audrey Kitchen + Bar offers all day dining and the lobby bar also offers food service daily. The Hilton Madison Monona Terrace was awarded American Automobile Association’s Best of Housekeeping Award in 2022. A major renovation of this hotel was completed in 2019, including common areas and guestrooms.
The Grand Geneva® Resort & Spa
We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This destination resort is located on 1,300 acres and includes 356 guest rooms, 29 studio, one, two and three bedroom villas, the exclusive Geneva Club Lounge, over 60,000 square feet of banquet, meeting and exhibit space, including 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a state-of-the-art WELL Spa + Salon and fitness complex, horse stables and an on-site airport. In 2022, Grand Geneva Resort & Spa earned its 25th consecutive AAA Four Diamond Award from the American Automobile Association. The resort was also recognized as one of the top resorts in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards, named as one of Travel & Leisure’s World’s Best in the Midwest and named among the Best Resorts in Wisconsin by U.S. News & World Report. The resort currently holds the TripAdvisor® Travelers’ Choice distinction and was named to the TripAdvisor® Award of Excellence Hall of Fame. A major renovation of the reception and lobby bar areas was completed in 2021, and a renovation of the guest rooms and meeting spaces is underway and is expected to be completed in 2023.
AC Hotel Chicago Downtown
Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Located in the heart of Chicago’s Magnificent Mile district for shopping, dining and entertainment, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. The AC Hotel Chicago Downtown features urban, simplistic and clean designs with European aesthetics and elegance, the latest technology and communal function spaces. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, and the AC Kitchen, serving a European-inspired breakfast menu. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. Our SafeHouse® Chicago is in space connected to this hotel and the hotel has additional retail or restaurant space available to lease.
The Lincoln Marriott Cornhusker Hotel
We own and operate The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. The Lincoln Marriott Cornhusker Hotel is a 300 room, full service hotel with 45,600 square feet of meeting space and a Miller Time Pub & Grill. We also own the Cornhusker Office Plaza, which is a seven story building with a total of 85,592 square feet of net leasable office space connected to the hotel by a three story atrium that is used for local events and exhibits. The hotel was named #7 of the Top 15 Hotels in the Midwest by Condé Nast Traveler’s Readers’ Choice Awards in 2022.

Saint Kate® – The Arts Hotel
We own and operate Saint Kate – The Arts Hotel, located in the heart of Milwaukee’s theatre and entertainment district. Saint Kate – The Arts Hotel features 219 art-inspired guestrooms, 13,000 square feet of flexible meeting space, 11 event rooms and three restaurants, as well as two bars and lounge areas. The hotel also includes a theatre with programming that features lectures and theatrical and musical performances, six unique gallery and other event spaces that host rotating exhibitions, screenings, workshops and more. In 2022, Saint Kate – The Arts Hotel earned the AAA Four Diamond Award from the American Automobile Association, was recognized as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards and was highlighted as a top three hotel in Milwaukee by U.S. News & World Report.
The Skirvin Hilton
From 2006 through fiscal 2022 we were the 60% principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, a 225 room historic hotel. On December 16, 2022, we sold The Skirvin Hilton for $36.75 million. See Note 5 in the financial footnotes to the accompanying consolidated financial statements for further discussion of the sale transaction.
Managed Hotels, Resorts and Other Properties
We also manage hotels, resorts and other properties for third parties, typically under long-term management agreements. Revenues from these management contracts may include both base management fees, often in the form of a fixed percentage of defined revenues, and incentive management fees, typically calculated based upon defined profit performance. We may also earn fees for technical and preopening services before a property opens, for renovation project management and for ongoing accounting and technology services.
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
We manage The Garland hotel in North Hollywood, California. The Garland hotel features 257 guest rooms and suites, over 23,000 square feet of meeting and event space - including a 130-seat theater, a ballroom, and an outdoor event venue ideal for weddings and social events, a well-equipped fitness center, an outdoor swimming pool with two hot tubs, and a successful on-site restaurant, The Front Yard. The mission-style hotel is located on seven acres near Universal Studios Hollywood and serves as a preferred hotel for the theme park. The Garland has held the TripAdvisor® Travelers’ Choice Award for eight consecutive years. In 2022, The Garland was recognized as a Top Hotel in Los Angeles in the Condé Nast Traveler’s Readers’ Choice Awards for the eighth year since rebranding, as well as a Top 10 Hotel in Greater Los Angeles as ranked by the 2022 Travel + Leisure World’s Best Awards. The Front Yard has received national recognition as one of OpenTable’s Top 100 Restaurants for Outdoor Dining in the USA in 2022 as well as the recognition in the TripAdvisor® Travelers’ Choice Awards for three consecutive years. The hotel and restaurant were both recognized by the Muse Hotel Awards with Platinum recognition in the World-Class Classic Boutique Hotel and Hotel F&B categories, respectively.
We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. The hotel offers 257 rooms, 9,200 square feet of meeting space, an indoor swimming pool and a fitness center. This hotel has a contemporary feel and has been a service leader within the industry with recent awards including Hilton’s 2022 Quarterly Brighter Together Blue Energy Award, Wine Spectator’s 2022 Award of Excellence, Sun Current Newspaper’s 2022 Best Happy Hour Award, and Hilton’s 2021 Hilton Strong Award.
We manage the Omaha Marriott Downtown at The Capitol District hotel. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha, Nebraska. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction and is ranked the #1 hotel in Omaha by TripAdvisor® and was a top finalist for Best of Omaha. Marriott International recognized this property as Hotel of the Year, Classic Premium for the 2019 year. In 2021, The Omaha Marriott Downtown was awarded the prestigious Omaha Metropolitan Area Tourism Award for “Best Hotel” by Visit Omaha, as well as The Reader’s Choice for “Best Hotel.” The hotel was the 2022 Gold Winner for World Class City Hotel presented by the Muse Hotel

Awards. The Omaha Marriott Downtown was also awarded first place in the 2023 Best of B2B recognition for Best Hotel in Omaha.
In August 2021, we assumed management of the newly transitioned Hyatt Regency Coralville Hotel & Conference Center in Coralville, Iowa. The 286-room hotel is the anchor for the thriving Iowa River Landing District, which is home to many local shops, restaurants and upscale residential condos as well as the Xtream Arena and Green State Fieldhouse. Iowa River Landing is located just a few miles from the University of Iowa and brings in activity for college athletics, as well as events. The hotel’s refreshed conference center includes approximately 70,000 square feet of event space including two ballrooms, two outdoor terraces, expansive pre-function space, an exhibit hall, and breakout meeting rooms to accommodate many types of events. A comprehensive renovation of the hotel’s guestrooms, restaurant and fitness room is underway and is anticipated to be completed in the third quarter of 2023.
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
During fiscal 2021, we managed The DoubleTree by Hilton El Paso Downtown and the Courtyard by Marriott El Paso Downtown/Convention Center. We ceased management of both hotels effective February 28, 2022.
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
We manage the Platinum Hotel & Spa, a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has a lounge, an indoor-outdoor heated pool and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. We own 16 previously unsold condominium units at the Platinum Hotel & Spa.
We own two SafeHouse restaurants in Milwaukee, Wisconsin and Chicago, Illinois. SafeHouse is an iconic, spy-themed restaurant and bar that has operated in Milwaukee for over 56 years and has been owned by us for approximately seven years. The SafeHouse in Chicago, Illinois was opened in 2017.
Our Wisconsin Hospitality Linen Service (WHLS) business unit provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS processed nearly 16 million pounds of linen each year prior to the COVID-19 pandemic and over 14 million pounds of linen in 2022. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 25 years.
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

Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark and Regal Cinemas, as well as with a wide array of smaller first-run exhibitors. Movie exhibitors also face competition from a number of other movie exhibition delivery systems, such as streaming services, premium video-on-demand (PVOD), digital downloads, video-on-demand, pay-per-view television, DVDs and network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income including, but not limited to, sporting events, live performance arts, and concerts.
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
Additionally, in connection with our ownership, management, and development of properties, we are subject to various federal, state, and local laws, ordinances, and regulations relating to environmental protection. Under some of these laws, a current or former owner or operator of real property may be held liable for the costs of investigating or remediating hazardous or toxic substances or wastes on, under, or in such real property, as well as third-party sites where the owner or operator sent wastes for disposal. Such laws may impose liability without regard to whether the owner or operator knew, or was at fault in connection with, the presence or release of such hazardous substances or wastes. Although we are not aware of any current material obligations for investigating or remediating hazardous substances or wastes at our owned properties, the future discovery of substances or wastes at any of our owned properties, or the failure to remediate such contaminated property properly, could adversely affect our ability to develop or sell such real estate, or to borrow using such real estate as collateral. In addition, the costs of investigating or remediating contamination at our properties or at properties where we sent substances or wastes for disposal, may be substantial.
We are also subject to various requirements, including those contained in environmental permits required for our operations, governing air emissions, effluent discharges, the use, management, and disposal of hazardous substances and wastes, and health and safety. From time to time, we may be required to manage, abate, or remove mold, lead, or asbestos-containing materials at our properties. We believe our properties and operations are in compliance, in all material respects, with all federal, state, and local environmental laws and ordinances. However, additional operating costs and capital expenditures could be incurred if additional or more stringent requirements are enacted in the future.

Human Capital and Corporate Responsibility
Our focus on “People Pleasing People” is at the heart of how we care for our guests, customers and employees. We recognize that our success is dependent on our employees’ commitment to delivering quality service to our guests and customers. Therefore, our strategic priorities include continuing to develop a committed team dedicated to service and fostering a diverse and inclusive culture that prioritizes wellbeing and emphasizes development and growth for all employees.
Employees
As of December 29, 2022, we had approximately 8,050 employees, approximately 61% of whom were employed on a variable or part-time basis. A number of our employees at The Pfister Hotel and the Hilton Milwaukee City Center are covered by collective bargaining agreements which will expire on June 30, 2024, February 15, 2025, December 31, 2025 and May 31, 2028. A number of our employees at the AC Chicago Hotel are covered by a collective bargaining agreement which expires December 23, 2024. As of the end of fiscal 2022, approximately 5% of our employees were covered by collective bargaining agreements, none of which were covered by an agreement that will expire before December 28, 2023.
Employee Wellbeing and Retention
We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. Management also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Both of our operating divisions are experiencing challenges related to a labor shortage that has arisen as the country emerges from the pandemic. Difficulties in hiring new associates has impacted our ability to service our increasing customer counts in both theatres and hotels and increased labor costs.
Diversity and Inclusion
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
Operational Risks
The COVID-19 pandemic had material adverse effects on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness and the COVID-19 pandemic, or future pandemics, may have similar material adverse effects in the future.
The COVID-19 pandemic had an unprecedented impact on both of our business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses were significantly impacted by protective actions that federal, state and local governments took to control the spread of the pandemic. These actions included, among other things, declaring national and state emergencies, encouraging social distancing, restricting freedom of movement and congregation, mandating non-essential business closures and/or capacity restrictions, issuing shelter-in-place, quarantine and stay-at-home orders, and issuing masking and/or vaccination mandates.
Although we do not believe it will be necessary to reclose or again reduce operating levels at our theatres and hotels, we cannot predict when the effects of the COVID-19 pandemic will fully subside, the effect of any variants on government guidance or consumer behavior, if a similar or different pandemic may occur again in the future or when our theatres business will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks or future pandemics, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Even when the COVID-19 pandemic fully subsides, we cannot guarantee that we will recover as rapidly as other industries. While we have resumed normal operations at our theatres and hotels and resorts, there is continued uncertainty as to the pace of reaching full capacity and our financial performance. Because we operate in several different jurisdictions, government directives related to customer behavior and our operations may vary within our theatres and hotels and resorts. Fears and concerns regarding the COVID-19 pandemic or future pandemics could cause our customers to avoid assembling in public spaces for some time despite the relaxation or removal of government directives that had been in place. We would have no control over and cannot predict the length of any future required closure of or restrictions on our theatres and hotels and resorts due to the COVID-19 pandemic or future pandemics. If we are unable to generate revenues due to a future prolonged period of closure or do not experience significant increases in our businesses volumes at our reopened theatres and hotels and resorts, this would negatively impact our ability to remain in compliance with our debt covenants, meet our payment obligations and fund capital projects. In such an event, we would either seek covenant waivers or attempt to amend our debt covenants, though there is no certainty that we would be successful in such efforts. If we are not successful in such efforts, our lenders could declare a default and require immediate repayment of amounts owing under our Credit Agreement and senior notes, which could have a material adverse effect on our ability to operate our business. Additionally, we could seek additional liquidity through the issuance of new debt or equity. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control, and we may be unable to obtain such additional financing on acceptable terms or at all.
The lack of both the quantity and audience appeal of motion pictures may adversely affect our financial results.
The financial results of our movie theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. The relative success of our movie theatre business will continue to be largely dependent upon the quantity and audience appeal of films made available by the movie studios and other producers. Poor performance of films, a disruption in the production of films due to events such as a strike by actors, writers or directors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse impact on our business and results of operations. During fiscal 2020, fiscal 2021 and fiscal 2022 our industry experienced a significant reduction in the quantity of films available to exhibit in theatres. We expect the quantity of new film releases available for theatrical exhibition to continue to be lower than historical levels during fiscal 2023 as the industry continues to rebound from disruptions in movie production during the COVID-19 pandemic. Studios may also determine that certain types of films will not be released for theatrical exhibition and will go straight to streaming services, further impacting the quantity of films available. Also, our quarterly results of operations are significantly dependent on the quantity and audience appeal of films that we exhibit during each quarter. As a result, our quarterly results may be unpredictable and somewhat volatile.
Our financial results may be adversely impacted by unique factors affecting the theatre exhibition industry, such as the shrinking video release window, the increasing piracy of feature films and the increasing use of alternative film distribution channels and other competing forms of entertainment.
Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is released to other channels, including streaming services, video on-demand (“VOD”) and DVD, has decreased from approximately six months to approximately 45 days and in some more limited instances, films have been immediately released to such alternative channels without any theatrical release. In the past, more than one studio has discussed their interest in creating a new, shorter premium VOD (“PVOD”) window and in one case, an agreement was reached between a studio and several large exhibitors, including ourselves, that includes a 17-day PVOD window for certain films and a 31-day PVOD window for certain more successful films. In addition, some studios have released certain films theatrically and on their proprietary streaming services on the same day and date. Although other studios have not taken this approach and several have reaffirmed their commitment to an exclusive theatrical distribution window for film releases, we can provide no assurance that these release windows, which are determined by the film studios and are subject to negotiation and acceptance by exhibitors, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.
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
In each of our businesses, we experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to other facilities which compete directly with ours. The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Theatres operated by national and regional circuits and by small independent exhibitors compete with our theatres, particularly with respect to film licensing, attracting patrons and developing new theatre sites. Moviegoers are generally not brand conscious and often choose a theatre based on its location, its selection of films and its amenities. With respect to our hotels and resorts division, our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from those offered by others. If we are unable to compete successfully in either of our divisions, this could adversely affect our results of operations.
Changes in the availability of and the cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including wages and benefits (which are two of our most significant costs) including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic. A constrained labor market may result in increasing levels of employee turnover, making it increasingly difficult to locate and hire sufficient numbers of employees and to train employees to deliver a consistently high-quality customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for theatres and hotels and resorts positions, which could decrease the pool of available qualified talent for key functions. Labor shortages may also result in an increased use of contractors to perform certain operations and may result in higher costs.
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
During the recovery from the impacts of the COVID-19 pandemic, we have, with regard to certain items, experienced difficulties in maintaining a consistent supply, seen delays in production and deliveries, been required to identify alternative suppliers, and suspended sales regionally or entirely. These issues may continue to occur, and we plan to minimize the impact by focusing on the supply of those items with the greatest impact on our sales and operations.
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
Acts of God, natural disasters, war (including the potential for war), terrorist activity (including threats of terrorist activity), incidents of violence in public venues such as hotels and movie theatres, pandemics and epidemics (such as COVID-19, SARS, bird flu and swine flu), travel-related accidents, as well as political unrest and other forms of civil strife and geopolitical uncertainty may adversely affect the lodging and movie exhibition industries and our results of operations. Terrorism or other similar incidents may significantly impact business and leisure travel or consumer choices regarding out-of-home entertainment options and consequently demand for hotel rooms or movie theatre attendance may suffer. In addition, inadequate preparedness, contingency planning, insurance coverage or recovery capability in relation to a major incident or crisis may prevent operational continuity and consequently impact the reputation of our businesses.
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
Both our movie theatre and hotels and resorts businesses are heavily capital intensive. Purchasing properties and buildings, constructing buildings, renovating and remodeling buildings and investing in joint venture projects all require substantial upfront cash investments before these properties, facilities and joint ventures can generate sufficient revenues to pay for the upfront costs and positively contribute to our profitability. In addition, many growth opportunities, particularly for our hotels and resorts division, require lengthy development periods during which significant capital is committed and preopening costs and early start-up losses are incurred. We expense these preopening and start-up costs as incurred. As a result, our results of operations may be adversely affected by our significant levels of capital investments. Additionally, to the extent we capitalize our capital expenditures, our depreciation expenses may increase, thereby adversely affecting our results of operations. Several of our hotels are scheduled for significant reinvestment in the next one to two years.
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
Our ability to pay dividends may be limited or otherwise restricted.
For certain periods during fiscal 2020, all of fiscal 2021 and certain periods during fiscal 2022, we suspended the payment of dividends on shares of our common stock. We resumed paying a quarterly dividend in September 2022. Our ability to pay dividends is currently limited by the terms of our debt agreements, which contain restrictions on the ability of our board of directors to declare or pay dividends on shares of our common stock. Under our debt agreements, we may pay a cash dividend up to a specified amount, provided we have satisfied certain financial covenants in, and are not in default under, the debt agreements. Ultimately, the declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to repay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our Convertible Senior Notes due 2025 (“Convertible Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our business and results of operations.
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
The conversion of some or all of the Convertible Notes would dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of common stock, which results in increased dilution to common stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
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
General Risks
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We own the real estate of a substantial portion of our facilities, including, as of December 29, 2022, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, Saint Kate – The Arts Hotel, The Lincoln Marriott Cornhusker Hotel, and the majority of our theatres. We lease the remainder of our facilities. As of December 29, 2022, we also managed one hotel for a joint venture in which we have a minority interest and 8 hotels, resorts and other properties that are owned by a third party. Additionally, we own surplus land and several former operating properties. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.
Our owned, leased and managed properties are summarized, as of December 29, 2022, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties
Theatres:
Movie Theatres	85	48	37	—	—
Family Entertainment Center	1	1	—	—	—
Hotels and Resorts:
Hotels	14	5	1	1	7
Resorts	1	1	—	—	—
Other Properties(3)	3	—	2	—	1
Total	104	55	40	1	8
(1)Four of the movie theatres are on land leased from unrelated parties.
(2)The 37 theatres leased from unrelated parties have a total of 400 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.
(3)Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida, for which we provide hospitality management services and two SafeHouse restaurants located in Milwaukee, Wisconsin and Chicago, Illinois, both of which we lease from an unrelated party and which are managed by our hotels and resorts division.
Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.
All of our operating property leases expire on various dates after the end of fiscal 2023 (assuming we exercise all of our renewal and extension options), except for one operating movie theatre.
Item 3.    Legal Proceedings.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Stephen H. Marcus	Chairman of the Board	87
Gregory S. Marcus	President and Chief Executive Officer	58
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary	62
Chad M. Paris	Chief Financial Officer and Treasurer	41
Stephen H. Marcus has been our Chairman of the Board since December 1991. He served as our Chief Executive Officer from December 1988 to January 2009 and as our President from December 1988 until January 2008. Mr. Marcus has worked at our company for 61 years.
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
Chad M. Paris joined our company in October 2021 as Corporate Controller and Treasurer. Mr. Paris was promoted to Chief Financial Officer and Treasurer effective May 15, 2022, following the retirement of Douglas A. Neis. Prior to joining The Marcus Corporation, he served as Senior Vice President and Chief Financial Officer at Jason Group, Inc., formerly Jason Industries, Inc. (“Jason Group”), a Milwaukee-based global manufacturing company, from August 2017 to April 2021. Prior to joining Jason Group in June 2014, Mr. Paris was an Audit Senior Manager at the accounting firm of Deloitte & Touche LLP, beginning his career in finance with the firm in August 2005.
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
From December 28, 2017 to December 29, 2022

	12/28/17	12/27/18	12/26/19	12/31/20	12/30/21	12/29/22
The Marcus Corporation	$100.00	$144.08	$124.20	$51.68	$68.82	$54.96
Russell 2000 Index	100.00	87.07	111.28	132.85	152.76	121.70
Composite Peer Group Index(1)	100.00	97.29	112.40	75.33	80.94	51.40

_____________________
(1)Weighted 35% for the Dow Jones U.S. Hotels Index and 65% for the Company-selected Theatre Index.
(b)Market Information
Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.

On March 1, 2023, there were 1,266 shareholders of record of our Common Stock and 36 shareholders of record of our Class B Common Stock.
(c)Stock Repurchases
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
September 30 – November 3	—	$—	—	2,522,646
November 4 – December 1	—	—	—	2,522,646
December 2 – December 29	—	—	—	2,522,646
Total	—	$—	—	2,522,646

(1)Through December 29, 2022, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 29, 2022, we had repurchased approximately 9.2 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
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
Fiscal 2020 was a 53-week year, beginning on December 27, 2019 and ending on December 31, 2020. Fiscal 2021 was a 52-week year, beginning on January 1, 2021 and ending on December 30, 2021. Fiscal 2022 was a 52-week year, beginning on December 31, 2021 and ending on December 29, 2022.
Fiscal 2020, fiscal 2021 and fiscal 2022 results by quarter were significantly impacted by the COVID-19 pandemic, which began late in our fiscal 2020 first quarter and impacted our results for the remainder of fiscal 2020, throughout fiscal 2021, and during the first half of fiscal 2022. Under normal conditions, our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. The quality of film product in any given quarter typically impacts the operating results in our theatre division. Our second and third fiscal quarters generally produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December impacts the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses fiscal 2022 and fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2021. Within this MD&A amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic had an unprecedented impact on the world and both of our business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses were significantly impacted by protective actions that federal, state and local governments took to control the spread of the pandemic, and our customers’ reactions or responses to such actions. The extent of these protective actions and their impact on our businesses dissipated throughout fiscal 2022.
We began fiscal 2022 with all of our theatres open with normal operating days and hours. While still below pre-COVID-19 levels, attendance has continued to gradually improve as the number of vaccinated individuals increased, more films are released, and customers indicate increasing willingness to return to movie theatres. We remain optimistic that the theatre industry is in the process of rebounding and will continue to benefit from a return to normalcy.
We still expect a return to “normalcy” in theatres to be driven by an increase in the quality and quantity of new films released in theatres and the return of consumer comfort with public gatherings. The appearance of variants of the virus has resulted in changing government guidance on indoor activities in some communities, which impacted consumer comfort early in fiscal 2022. Industry customer surveys indicate that consumer comfort increased throughout 2022, reaching a post-pandemic high comfort level in January 2023. Total theatre division revenues, expressed as a percentage of fiscal 2019 pre-pandemic revenues were 47% in fiscal 2021, and improved to 71% in fiscal 2022. We believe the continued revenue shortfall in fiscal 2022 compared to 2019 was driven primarily by a reduced quantity of wide-release films available for theatrical release.
We began fiscal 2022 with all eight of our company-owned and managed hotels open. All of our restaurants and bars in our hotels and resorts were open during a majority of fiscal 2022, operating in some cases with reduced operating hours. The majority of our hotels and restaurants are now generating revenues at or above pre-pandemic levels, while at certain hotels that primarily serve group business, revenues remain below pre-pandemic levels with improving occupancy and business travel activity increasing. The future economic environment will also have a significant impact on the pace of our return to “normal” hotel operations.
During fiscal 2020 and fiscal 2021, we received $31.5 million and $5.9 million, respectively, of tax refunds from our fiscal 2019 tax return. During the first quarter of fiscal 2021, we filed income tax refund claims of $24.2 million related to our fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. We received approximately $1.8 million of this refund in July 2021, and the remaining $22.3 million refund, plus interest, was received in February 2022. We also generated additional income tax loss carryforwards during fiscal 2021 that will benefit future years.
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
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. A detailed description of our liquidity as of December 29, 2022 is described below in the “Liquidity” section of this MD&A. We cannot assure that the impact of the COVID-19 pandemic will cease to have a material adverse effect on both our theatre and hotels and resorts businesses, results of operations, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Current Plans
Our aggregate cash capital expenditures, acquisitions and purchases of interests in, and contributions to, joint ventures were $36.8 million during fiscal 2022, compared to $19.5 million during fiscal 2021 and $21.4 million during fiscal 2020. We currently estimate that cash capital expenditures will increase during fiscal 2023 to the $60 - $75 million range. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.
Our current strategic plans include the following goals and strategies:
Theatres
•Maximize and leverage our current assets in a post-pandemic world. We have invested approximately $391 million to further enhance the movie-going experience and amenities in new and existing theatres over the last nine-plus years. These investments have included:
◦DreamLoungerSM recliner seating additions. As of December 29, 2022, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 78% of our theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 29, 2022, we offered our DreamLounger recliner seating in approximately 81% of our screens, a percentage we believe to be the highest among the largest theatre chains in the nation.
◦UltraScreen DLX® and SuperScreen DLX® (DreamLounger eXperience) conversions. As of December 29, 2022, we had a total of 124 premium large format (“PLF”) screens at 66 of our theatre locations (31 UltraScreen DLX auditoriums, one traditional UltraScreen® auditorium, 89 SuperScreen DLX auditoriums - a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound - and three IMAX® PLF screens). As of December 29, 2022, we offered at least one PLF screen in approximately 78% of our theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience.
◦Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. As of December 29, 2022, we offered bars/full liquor service under the concepts Take Five® Lounge, Take Five Express and The Tavern at 49 theatres, representing approximately 58% of our theatres. As of December 29, 2022, we also offered one or more in-lobby dining concepts, including the pizza concept Zaffiro’s® Express and hamburger and other Americana fare concept Reel Sizzle®, in 39 theatres, representing approximately 60% of our theatres (excluding our in-theatre dining theatres). In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
◦In-theatre dining concepts. As of December 29, 2022, we offered in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres and a total of 229 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlex® and Movie Tavern by Marcus, representing approximately 34% of our theatres.
During fiscal 2023 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets in a post-pandemic world. These strategies are expected to include:
◦Opportunistically expanding the number of our PLF formats described above to meet consumer demand. Our guests have shown a strong preference for viewing blockbuster films on the largest screen available. Our goal is to have multiple PLF auditoriums in as many theatres as physically and financially viable in order to provide PLF formats to our guests for more than one blockbuster film at a time.
◦Expanding and evolving our food and beverage operations described above. We will continue to test new concepts and enhance our existing concepts in order to provide further options to our guests and increase our average concession/food and beverage revenues per person. Strategies may also include expanded sports programming, live bingo and other entertainment options in our signature bars.
◦Evolving and reenergizing what we believe to be our best-in-class customer loyalty program called Magical Movie RewardsSM (“MMR”). We currently have approximately 5.1 million members enrolled in the program. Approximately 45% of all box office transactions and 40% of total transactions in our theatres during fiscal 2022 were completed by registered members of the loyalty program. We believe that this program contributes to increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and, ultimately, improved operating results.
◦Modernizing pricing strategies based upon consumer demand. We currently offer a number of very successful pricing promotions, including “Value Tuesday,” “Student Thursday” and “Young-at-Heart” program for seniors on Friday afternoons. We believe these promotions have increased movie going frequency and reached a customer who may have stopped going to the movies because of price, without adversely impacting the movie-going habits of our regular weekend customers. During fiscal 2021, we introduced Marcus Private Cinema (“MPC”), a program that allows guests the opportunity to purchase an entire auditorium for up to 20 of his or her friends and family for a fixed charge. Conversely, we charge a higher ticket price for PLF screens and have implemented higher pricing on Friday and Saturday evenings during certain peak moviegoing times of the year. We expect to continue to optimize revenue management and implement additional pricing strategies based upon consumer demand.
◦Expanding the use of technology in all facets of our business. We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at all of our theatres in fiscal 2020. We have continued to install additional theatre-level technology, such as new ticketing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices, while enhancing add-on food and beverage sales opportunities through promotion and on-screen offers. We also believe that maximizing the use of these technology enhancements will reduce the impact of labor shortages that we and others are currently facing.
◦Exploring new lobby monetization initiatives. Lobby innovations may include, but not be limited to, unique experiential displays, video and redemption games and other interactive options for our guests.
◦Executing multiple strategies designed to further increase revenues and improve the profitability of our existing theatres. These strategies include various cost control efforts, as well as plans to expand ancillary theatre revenues, such as pre-show advertising, lobby advertising, post transaction click-through advertising, additional corporate and group sales and sponsorships.
◦Continually evaluating the financial viability of our existing assets. During fiscal 2021, we made the decision to not reopen three theatres that had previously closed due to the COVID-19 pandemic, consisting of one former budget-oriented theatre and two Movie Tavern theatres with leases that were expiring within the next year. During the first quarter of fiscal 2023, we closed one owned theatre in Minnesota. In evaluating the viability of our theatres we consider financial performance, lease terms (if applicable), future maintenance capital requirements, strategic importance and opportunities to consolidate our operations within local markets, among other factors.
◦Regularly upgrading and remodeling our theatres to keep them fresh. To maintain our existing theatres and accomplish the strategies noted above and below, we currently anticipate that our fiscal 2023 capital expenditures in this division will total approximately $15 - $20 million.
•Re-invent and modernize the out-of-home entertainment experience. Our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going and the overall out-of-home entertainment experience. Strategies to achieve this goal are expected to include:
◦Launching a subscription program that encourages more frequent movie-going, particularly for non-blockbuster films. In January 2022, we introduced two such programs, branded MovieFlexSM and

MovieFlexSM+, in three separate markets as part of our initial test of this strategy. We expect to expand our subscription programs to additional markets in fiscal 2023.
◦Introducing electronic passports with packaged film series. In January 2023, we launched Marcus Passport, a program that allows customers to purchase a passport ticket with access to every movie that is playing as part of a Marcus Theatres film series, priced at a discount to purchasing tickets for each movie individually. The program launched with a Best Picture Passport featuring the ten Academy Awards Best Picture nominees and a Kids Passport featuring twelve family films.
◦Testing and subsequently implementing additional entertainment options within theatre auditoriums. Examples of initiatives may include sports bars for viewing live sports (possibly with online gambling where available), sports gaming, and interactive live bingo auditoriums. In March 2022, we introduced a sports viewing auditorium, branded The WallSM, in our theatre in Gurnee, Illinois as part of our initial test of this strategy. The Wall combines multi-screen sports viewing with our complete in-theatre dining food and beverage menu, providing customers a premium sports bar experience. We continue to evaluate potential expansion of similar sports viewing auditoriums in additional theatres and markets.
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
◦Exploring new viewing experiences for our guests. For example, we currently offer a 4DX auditorium at one of our theatres. 4DX delivers an immersive multi-sensory cinematic experience, including synchronized motion seats and environmental effects such as water, wind, fog, scent and more, to enhance the action on screen. In the first quarter of 2023, we plan to convert one of our existing auditoriums to a ScreenX auditorium. ScreenX is a panoramic film format that presents films with expanded, dual-sided, 270-degree screens projected on the walls in a theatre. We will consider additional experiential offerings in the future.
◦Exploring new content sources and deliveries to supplement existing mainstream movie content. The addition of digital technology throughout our circuit (we offer digital cinema projection on 100% of our screens) has provided us with additional opportunities to obtain non-motion picture programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, concerts and other events, at many of our locations. We offer weekday and weekend alternate programming at many of our theatres across our circuit. The special programming includes classic movies, faith-based content, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers. Our MMR program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods.
•Strategic growth. Our long-term plans for growth in our theatre division may include evaluating opportunities for new theatres and screens. Growth opportunities that we may explore in the future include:
◦New builds. In October 2019, we opened the eight-screen Movie Tavern® by Marcus theatre in Brookfield, Wisconsin. This theatre became the first Movie Tavern by Marcus in Wisconsin. It includes eight auditoriums, each with laser projection and comfortable DreamLounger recliner seating, a full-service bar and food and drink center, and a new delivery-to-seat service model that also allows guests to order food and beverage via our mobile phone application or in-theatre kiosk. We will consider additional sites for potential new theatre locations in both new and existing markets in the future.
◦Management contracts and/or taking over existing theatre leases. The COVID-19 pandemic has been challenging for all theatre operators. In some cases, existing theatres have been returned to landlords. We will consider either managing theatres for existing owners/landlords or entering into new, financially viable lease arrangements if such opportunities arise.
◦Acquisitions. Acquisitions of existing theatres or theatre circuits has also been a viable growth strategy for us. In February 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. The acquired circuit consisted of 208 screens at 22 locations in nine states. The purchase price consisted primarily of shares of our common stock. The acquisition of the Movie Tavern circuit increased our total number of screens at that time by an additional 23%.
Now branded Movie Tavern by Marcus, we subsequently introduced new amenities to select Movie Tavern theatres, including our proprietary PLF screens and DreamLounger recliner seating, signature programming, such as Value Tuesday with discounted concessions, food and non-alcoholic beverages for loyalty members, and proven marketing, loyalty and pricing programs that will continue to benefit Movie Tavern guests in the future.
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
Hotels and Resorts
•Operational excellence and financial discipline. We have always been, and will continue to be, focused on improving the quality of the guest experience, our portfolio of assets, and our associate working environment, with a long-term view of financial success and profitability. During fiscal 2023 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets in a post-pandemic world. These strategies are expected to include:
◦Multiple strategies that are intended to further grow the division’s revenues and profits. Our focus on accelerating excellence will continue in fiscal 2023, with guest experience at the forefront. Strategies will include leveraging our food and beverage expertise to further distinguish us from our competition. In addition to rebuilding our banquet and catering business as group demand improves, we will leverage hotel food and beverage concepts developed by our Marcus Restaurant Group, featuring premier brands such as Mason Street Grill, ChopHouse®, Miller Time® Pub & Grill and SafeHouse® restaurants.
◦Sales, marketing and revenue management strategies designed to further increase our profitability. The priority will be to focus on capitalizing on strong leisure and improving group demand trends, driving average daily rate, optimizing event space and growing ancillary revenues.
◦Human resource and technology strategies designed to achieve operational excellence and improve the associate work environment, while adapting to a changing labor market. We will continue to focus on developing our customer service delivery and technology enhancements to improve customer interactions through mobile platforms and other customer touch points.
◦A continued focus on financial discipline in an inflationary environment through operating efficiency and cost management without sacrificing our commitment to operational excellence.
•Portfolio management. We have invested approximately $177 million to further enhance our hotels and resorts portfolio over the last 9 years. These investments have included:
◦Hotel renovations. We regularly renovate and update our hotels and resorts. For example, in fiscal 2021 at the Grand Geneva Resort & Spa, we renovated the lobby and in fiscal 2022 we began a guest room and meeting space renovation project that is expected to be completed in fiscal 2023.
◦Hotel branding changes. We closed the InterContinental Milwaukee in early January 2019 and undertook a substantial renovation project that converted this hotel into the unbranded experiential arts hotel, Saint Kate - The Arts Hotel. The newly renovated hotel reopened during June 2019.
Our future plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. We anticipate additional reinvestments during fiscal 2023 and fiscal 2024 at the Grand Geneva Resort & Spa, The Pfister Hotel and the Hilton Milwaukee City Center. To maintain our existing hotels and resorts, we currently anticipate that our fiscal 2023 capital expenditures in this division will total approximately $45 - $55 million.
We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. Unlike our theatre assets where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset, the proper level of investment and upgrades and identifying an effective divestiture strategy for the asset when appropriate. As a result, we may periodically explore opportunities to monetize all or a portion of one or more owned hotels. In December 2022, we sold The Skirvin Hilton for $36.75 million. We will redeploy the sale proceeds, net of mortgage debt and land lease retirement, into other investment opportunities in our hotel business that we believe will provide more attractive investment returns.
We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is possible that we may sell a particular hotel or hotels during fiscal 2023 or beyond if we determine that such action is in the best interest of our shareholders.
•Strategic growth. Transactional activity in the hotel industry has been limited during the last three years due to the pandemic and its lingering effects and the rising cost of debt capital for financing hotel acquisitions. Although we will prioritize our own finances, our hotels and resorts division expects to continue to seek opportunities to invest in new hotels and increase the number of rooms under management in the future. Growth opportunities that we may explore in the future include:
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
In December 2021, we formed a joint venture with funds managed by Searchlight Capital Partners (“Searchlight”), a leading global private investment firm, to co-invest in lifestyle hotels, resorts and high-quality full-service properties. Through this joint venture, we acquired the Kimpton Hotel Monaco

Pittsburgh in December 2021, which we manage. We hope to acquire additional hotels using this strategy in fiscal 2023 and beyond.
◦Pursuing additional management contracts for other owners, some of which may include small equity investments similar to the investments we have made in the past with strategic equity partners. Although total revenues from an individual hotel management contract are significantly less than from an owned hotel, the operating margins are generally significantly higher due to the fact that all direct costs of operating the property are typically borne by the owner of the property. Management contracts provide us with an opportunity to increase our total number of managed rooms without a significant investment, thereby increasing our returns on equity. We may also pursue the acquisition of other hotel management companies that would provide our management portfolio with additional scale and capabilities to accelerate our growth.
In August 2021, we assumed management of the Coralville Hotel & Conference Center in Coralville, Iowa. Owned by the City of Coralville, this 286-room hotel was recently rebranded under the Hyatt Regency brand as Hyatt Regency Coralville Hotel & Conference Center. A comprehensive renovation of the hotel’s guestrooms, restaurant and fitness room is underway and is anticipated to be completed in the third quarter of fiscal 2023. Conversely, we will occasionally lose management contracts due to various circumstances.
Corporate
•We periodically review opportunities to make investments in long-term growth opportunities that may not be entirely related to our two primary businesses (but typically have some connection to entertainment, food and beverage, hospitality, real estate, etc.). We expect to continue to review such opportunities in the future.
•In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy and share repurchases. We increased our regular quarterly common stock cash dividend rate by 6.3% during the first quarter of fiscal 2020, prior to temporarily suspending dividend payments in response to the COVID-19 pandemic.
The Credit Agreement currently allows us, if we believe it is in the best interest of our shareholders, to return capital to shareholders through dividends or share repurchases, up to a maximum of $1.55 million per quarter (approximately $0.05/share/quarter if a dividend). During the third quarter of fiscal 2022, our Board of Directors elected to reinstate our quarterly dividend, declaring a quarterly cash dividend of $0.05 per share of common stock and $0.045 per share of Class B common stock, which was paid in the third and fourth quarters of fiscal 2022. The current restriction on dividends and share repurchases will remain in place until the first quarter of fiscal 2023 and we have returned to our financial covenants in place prior to the restriction. In prior years, we have periodically paid special dividends and repurchased shares of our common stock under our existing Board of Directors stock repurchase authorizations.
•We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. We are actively marketing a number of pieces of surplus real estate and other non-core real estate. During the fourth quarter of fiscal 2020, we sold two land parcels and a former budget theatre, generating total proceeds of approximately $3.0 million. During fiscal 2021, we sold an equity interest in a joint venture, several land parcels, another former budget theatre and an operating retail center, generating total proceeds of $22.1 million. During fiscal 2022, we sold surplus land parcels generating total proceeds of $4.9 million. We believe we may receive total sales proceeds from real estate sales during the next fiscal year totaling approximately $5 - $10 million, depending upon demand for the real estate in question.
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

Results of Operations
Consolidated Financial Comparisons
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the past three fiscal years (in millions, except for per share and percentage change data) :

			F22 v. F21			F21 v. F20
	F2022	F2021	Amt.	Pct.	F2020	Amt.	Pct.
Revenues	$677.4	$458.2	$219.2	47.8%	$237.7	$220.6	92.8%
Operating income (loss)	8.3	(41.5)	49.8	120.0%	(178.4)	137.0	76.8%
Other income (expense), net	(10.3)	(17.5)	7.3	41.7%	(17.4)	(0.2)	(0.9)%
Net earnings attributable to noncontrolling interests	2.9	—	2.9	—	—	—	100.0%
Net loss attributable to The Marcus Corporation	$(12.0)	$(43.3)	$31.3	72.3%	$(124.9)	$81.6	65.3%
Net loss per common share - diluted	$(0.39)	$(1.42)	$1.03	72.5%	$(4.13)	$2.71	65.6%
Fiscal 2022 versus Fiscal 2021
Revenues, operating income (loss), net loss attributable to The Marcus Corporation and net loss per diluted common share improved significantly during fiscal 2022 compared to fiscal 2021. Increased revenues from both our theatre division and hotels and resorts division contributed to the improvement during fiscal 2022 compared to fiscal 2021, as customers continued to return to both our theatres and hotels and resorts as the impact of the COVID-19 pandemic subsided during fiscal 2022. Net loss attributable to The Marcus Corporation during fiscal 2022 was positively impacted by a decrease in interest expense compared to fiscal 2021 and a gain on the sale of The Skirvin Hilton during fiscal 2022, partially offset by decreased gains on disposition of property, equipment and other assets. Net loss attributable to The Marcus Corporation and net loss per diluted common share during fiscal 2022 were negatively impacted by an increase in income tax expense as described below.
Our operating loss during fiscal 2022 was negatively impacted by impairment charges of approximately $1.5 million, or approximately $0.04 per diluted common share, related to two operating theatres. Our operating loss during fiscal 2021 was favorably impacted by nonrecurring state government grants and federal tax credits of approximately $10.7 million, or approximately $0.25 per diluted common share, and was negatively impacted by impairment charges of approximately $5.8 million, or approximately $0.14 per diluted common share, primarily related to two operating theatres, three permanently closed theatres and surplus real estate that we intend to sell.
Operating losses from our corporate items, which include amounts not allocable to the business segments, decreased during fiscal 2022 compared to fiscal 2021 due primarily to reduced long-term incentive compensation expenses.
Investment loss was insignificant during fiscal 2022 compared to investment income of $0.6 million during fiscal 2021. Investment income (loss) includes interest earned on cash and cash equivalents, as well as increases/decreases in the value of marketable securities and increases in the cash surrender value of a life insurance policy. Investment income (loss) during fiscal 2023 may vary compared to fiscal 2022, primarily dependent upon changes in the value of marketable securities.
Interest expense totaled $15.3 million during fiscal 2022, a decrease of $3.4 million, or 18.2%, compared to interest expense of $18.7 million during fiscal 2021. The decrease in interest expense during fiscal 2022 was due primarily to lower borrowings, partially offset by an increase in our average interest rate, as discussed in the Liquidity section of this MD&A below. Interest expense during fiscal 2022 included approximately $1.6 million in noncash amortization of debt issuance costs. During fiscal 2023, we estimate that noncash amortization of debt issuance costs will be approximately $1.5 million, excluding the impact of any new debt issuance costs. We currently expect our total interest expense to decrease during fiscal 2023 due to decreased borrowings. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We incurred other expense of $2.1 million during fiscal 2022, a decrease of approximately $0.4 million, or 15.1%, compared to other expense of $2.5 million during fiscal 2021. Other expense consists primarily of the non-service cost components of our periodic pension costs. Based upon information from an actuarial report for our pension plans, we expect other expense to be approximately $2.2 million during fiscal 2023.
We reported net gains on disposition of property, equipment and other assets of approximately $1.1 million and $3.2 million, respectively, during fiscal 2022 and fiscal 2021. The net gains on disposition of property, equipment and other assets during fiscal 2022 included the sale of surplus land, partially offset by losses on items disposed of during the year by both divisions. The net gains on disposition of property, equipment and other assets during fiscal 2021 included the sale of surplus land, the sale of an equity investment in a joint venture, the sale of a former budget movie theatre and the sale of a retail center, partially offset by losses on items disposed of during the year by both divisions. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2023 and beyond, as discussed in more detail in the “Current Plans” section of this MD&A.
We reported a gain on sale of hotel of $6.3 million during fiscal 2022 resulting from the sale of The Skirvin Hilton on December 16, 2022. See Note 5 in the accompanying consolidated financial statements for further discussion of the sale transaction.
We reported equity losses from an unconsolidated joint venture of approximately $0.1 million and $0.1 million, respectively, during fiscal 2022 and fiscal 2021. The equity losses in both years consist of our pro-rata share of losses from the Kimpton Hotel Monaco Pittsburgh in Pittsburgh, Pennsylvania, acquired in mid-December 2021 and in which we have a 10% minority ownership interest.
The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income (loss) during fiscal 2020, fiscal 2021 and fiscal 2022 through the date of its sale, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings (loss) on the consolidated statements of earnings (loss). As a result of the noncontrolling interest balance reaching zero during the second quarter of fiscal 2020, we did not report additional net losses attributable to noncontrolling interests during the remainder of fiscal 2020 and fiscal 2021. In fiscal 2022, we reported net earnings attributable to noncontrolling interests of $2.9 million, which result from the gain on the sale of The Skirvin Hilton attributable to noncontrolling interests.
We reported income tax expense during fiscal 2022 of $7.1 million compared to an income tax benefit of $15.7 million in fiscal 2021. Our fiscal 2022 income tax expense was negatively impacted by $7.4 million of valuation allowances related to deferred tax assets for state net operating loss carryforwards for which the ultimate realization is uncertain (net of federal benefit), and by $0.8 million of impact primarily from excess compensation subject to deduction limitations. Our fiscal 2022 effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was (147.6)%. Excluding the negative impact of the valuation allowance adjustment (net of federal benefit) and the excess compensation deduction limitations, our effective income tax rate during fiscal 2022 was 20.2%. Our fiscal 2021 effective income tax rate was 26.6%. We currently anticipate that our fiscal 2023 effective income tax rate may be in the 24-26% range, excluding any potential further changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits.
Weighted-average diluted shares outstanding were 31.5 million during fiscal 2022 and 31.4 million during fiscal 2021. All per share data in this MD&A is presented on a fully diluted basis, however, for periods when we report a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect. In future periods, weighted-average diluted shares will include shares from the conversion of convertible notes to the extent conversion is dilutive in such periods.
Theatres
Our oldest and historically most profitable division is our theatre division. The theatre division contributed 60.2% of our consolidated revenues and 30.2% of our consolidated operating income (loss), excluding corporate items, during fiscal 2022, compared to 59.2% and 127.0%, respectively, during fiscal 2021 and 55.8% and 73.5%, respectively, during fiscal 2020. As of December 29, 2022, the theatre division operated theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia, a family entertainment center in Wisconsin. The following tables set forth revenues, operating income (loss), operating margin, screens and theatre locations for the last three fiscal years:

			F22 v. F21			F21 v. F20
	F2022	F2021	Amt.	Pct.	F2020	Amt.	Pct.

	(in millions, except percentages)
Revenues	$407.7	$271.2	$136.5	50.3%	$132.6	$138.6	104.5%
Operating income (loss)	$8.1	$(27.6)	$35.7	129.3%	$(121.4)	$93.9	77.3%
Operating margin	2.0%	(10.2)%			(91.6)%

Number of screens and locations at period-end (1)(2)	F2022	F2021	F2020
Theatre screens	1,064	1,064	1,097
Theatre locations	85	85	89
Average screens per location	12.5	12.5	12.3

(1)Includes 6 screens at one location managed for another owner at the end of fiscal 2020.
(2)Includes 22 budget screens at two locations at the end of fiscal 2020. Compared to first-run theatres, budget theatres generally have lower box office revenues and associated film costs, but higher concession sales as a percentage of box office revenues.
The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			F22 v. F21			F21 v. F20
	F2022	F2021	Amt.	Pct.	F2020	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$198.5	$130.7	$67.7	51.8%	$64.8	$65.9	101.7%
Concession revenues	180.2	118.7	61.5	51.8%	56.7	62.0	109.2%
Other revenues	29.1	21.8	7.3	33.7%	10.8	11.0	102.1%
Total revenues before cost reimbursements	407.7	271.2	136.6	50.4%	132.3	138.9	105.0%
Cost reimbursements	—	0.1	(0.1)	(100.0)%	0.3	(0.2)	(72.8)%
Total revenues	$407.7	$271.2	$136.5	50.3%	$132.6	$138.6	104.5%
Fiscal 2022 versus Fiscal 2021
Our theatre division revenues and operating income increased significantly during fiscal 2022 compared to fiscal 2021 as customers continued to return to our theatres as the impact of the COVID-19 pandemic subsided during fiscal 2022. Attendance grew significantly during fiscal 2022 compared to fiscal 2021 as an increased number of films were released to movie theatres during fiscal 2022. Despite the favorable comparisons to fiscal 2021, all of our theatres continued to operate with significantly reduced attendance during fiscal 2022 compared to pre-pandemic levels.
Our theatres were open with normal operating days and hours at all of our theatres throughout fiscal 2022, compared to fiscal 2021 during portions of which a significant number of our theatres were temporarily closed and releases of new films were limited. We began the first quarter of fiscal 2021 with approximately 52% of our theatres open. As state and local restrictions were eased in several of our markets and several new films were released by movie studios, we gradually reopened theatres, ending the fiscal 2021 first quarter with approximately 74% of our theatres open, ending the fiscal 2021 second quarter with approximately 95% of our theatres open and ending the fiscal 2021 third and fourth quarters with all of our current theatres open. The majority of our reopened theatres operated with reduced operating days (Fridays, Saturdays, Sundays and Tuesdays) and reduced operating hours during the fiscal 2021 first quarter. By the end of

May 2021, we had returned the vast majority of our theatres to normal operating days (seven days per week) and operating hours.
Our operating income during fiscal 2022 was negatively impacted by impairment charges of $1.5 million related to two operating theatre locations, compared to impairment charges of $5.8 million during fiscal 2021 related to two operating theatres, three permanently closed theatres and surplus theatre real estate. Conversely, nonrecurring state government grants from five states and federal tax credits totaling approximately $7.2 million for COVID-19 relief favorably impacted our theatre division operating loss during fiscal 2021.
In order to evaluate our fiscal 2022 theatre operating results, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the theatre division for fiscal 2022 to fiscal 2019:

			F22 v. F19
	F2022	F2019	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$198.5	$284.1	$(85.7)	(30.1)%
Concession revenues	180.2	231.2	(51.1)	(22.1)%
Other revenues	29.1	40.8	(11.7)	(28.8)%
Total revenues before cost reimbursements	407.7	556.2	(148.5)	(26.7)%
Cost reimbursements	—	0.9	(0.9)	(100.0)%
Total revenues	$407.7	$557.1	$(149.3)	(26.8)%
In order to better understand the current pace of the theatre industry recovery and our ability to outperform the industry, the following table compares the percentage change in our fiscal 2022 admissions revenues to the corresponding percentage change in the United States box office revenues (as compiled by us from data received from Comscore, a national box office reporting service for the theatre industry) during each quarter of fiscal 2022 compared to the same quarter during fiscal 2019:

	F22 v. F19
	1st Qtr.(1)	2nd Qtr.	3rd Qtr.	4th Qtr.	Total(1)
Pct. change in Marcus admission revenues	-39.4%	-24.0%	-29.1%	-34.3%	-31.2%
Pct. change in U.S. box office revenues	-44.1%	-26.6%	-32.1%	-35.7%	-34.0%
Marcus performance vs. U.S.	+4.7 pts	+2.6 pts	+3.0 pts	+1.4 pts	+2.8 pts
(1)We acquired Movie Tavern theatres on February 1, 2019. The percentage change in Marcus admission revenues for the fiscal first quarter and fiscal year reflects the Movie Tavern acquisition on a pro forma basis for the acquisition as of the first day of fiscal 2019.
According to the data received from Comscore, our theatres outperformed the industry during fiscal 2022 compared to fiscal 2019 by 2.8 percentage points. Based upon this metric, we believe we have been one of the top performing theatre circuits during fiscal 2022 of the top 10 circuits in the U.S. Additional data received and compiled by us from Comscore indicates our admission revenues during fiscal 2022 represented approximately 3.2% of the total admission revenues in the U.S. during the period (commonly referred to as market share in our industry). We believe our overall outperformance of the industry has been attributable to the investments we have made in new features and amenities in our theatres and our implementation of innovative operating, pricing and marketing strategies that increased attendance relative to our peers, particularly at our acquired Movie Tavern locations. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance increased 47.2% during fiscal 2022 compared to fiscal 2021, when our theatres were closed for portions of the year and the number of new films released to movie theatres was more limited, resulting in increases in both admission revenues and concession revenues. Conversely, lingering customer concerns regarding visiting indoor businesses in early fiscal 2022 and a decrease in the number of new films negatively impacted attendance during fiscal 2022 as compared to fiscal 2019.

Our highest grossing films during fiscal 2022 included Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion, and Minions: The Rise of Gru. All of these five films debuted with an exclusive theatrical run prior to release on streaming services. This compares with four of the top five films in fiscal 2021 that debuted with an exclusive theatrical run and one film that was released “day-and-date” on streaming services. We believe such “day-and-date” releases negatively impact theatrical revenues, particularly in week two and beyond of a films’ release. We also believe “day-and-date” releases increase piracy, further impacting potential revenues. Due to the impact of four particularly strong blockbusters (generally defined as films grossing more than $100 million nationally) released during fiscal 2022 (Top Gun: Maverick, Black Panther: Wakanda Forever, Doctor Strange in the Multiverse of Madness, Jurassic World: Dominion), compared with only one extremely strong blockbuster released during fiscal 2021 (Spider-Man: No Way Home) the film slate during fiscal 2022 was generally weighted more towards our top movies compared to fiscal 2021, as evidenced by the fact that our top ten films during fiscal 2022 accounted for 53% of our total box office results, compared to 43% and 41% for the top ten films during fiscal 2021 and 2019, respectively, expressed as a percentage of the total admission revenues for the period. An increased reliance on just a few blockbuster films often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more concentrated film slate our overall film rental cost increased during fiscal 2022 compared to the prior year.
In total, we played 408 films and 336 alternate content attractions at our theatres during fiscal 2022 compared to 318 films and 200 alternate content attractions during fiscal 2021. Prior to the pandemic, we played a total of 285 films and 190 alternate content attractions at our theatres during fiscal 2019. The increase in films played in fiscal 2022 compared to fiscal 2021 and fiscal 2019 is due to an increase in limited-release films, partially offset by a decrease in wide-release films. We have increased the number of limited-release films and alternative content that we play, including independent films, retro series, faith-based content and live events, in response to the slower recovery in the quantity of wide-release films and to promote moviegoing. A film is generally considered “wide release” if it is shown on over 600 screens nationally, and these films generally have the greatest impact on box office receipts. The quantity of wide-release films shown in our theatres and number of wide-release films provided by the six major studios increased during fiscal 2022 compared to fiscal 2021, but remained significantly below pre-pandemic levels. We played 85 wide-release films at our theatres during fiscal 2022 compared to 79 wide-release films during fiscal 2021. Prior to the pandemic, we played 117 wide-release films at our theatres during fiscal 2019. The slower recovery in the quantity of wide-release films available for theatrical exhibition following the pandemic is the primary driver of the prolonged recovery in attendance. The quantity of films available for theatrical exhibition, including wide-release films, has been impacted during fiscal 2022 by COVID-19 related disruptions, production delays resulting from supply chain disruptions and a post-production backlog. While lead times for movie production to theatrical release are lengthy, based upon projected film and alternate content availability, we currently estimate that we may once again show an increased number of films and alternate content events on our screens during fiscal 2023 compared to fiscal 2022, but we expect the number of wide-release films shown during fiscal 2023 to remain below pre-pandemic levels.
Our average ticket price increased 3.1% during fiscal 2022 compared to fiscal 2021 and increased by 14.2% compared to fiscal 2019. A larger proportion of admission revenues from our proprietary premium large format screens and 3D films (both with higher ticket prices) contributed to the increase in our average ticket price during fiscal 2022, as did inflationary price increases implemented during the second quarter of fiscal 2022, which was partially offset by $3.00 promotional ticket pricing on National Cinema Day and a lower proportion of admission revenues from evening showings. During the fourth quarter of fiscal 2022, in select cities we market tested several different pricing changes to our Value Tuesday promotion, which has historically offered $5 admission and free complementary-size popcorn to our loyalty program members. We expect to implement pricing changes to Value Tuesday across our theatre circuit in fiscal 2023. We currently expect our average ticket price to increase during fiscal 2023, but film mix and the impact of pricing strategies discussed in the “Current Plans” section above will likely impact our final result.
Our average concession revenues per person increased by 3.3% during fiscal 2022 compared to fiscal 2021, which was primarily due to inflationary increases in concession prices in response to increases in food and labor costs. Our average concession revenues per person increased by 27.5% during fiscal 2022 compared to fiscal 2019. As customers have returned to “normal” activities such as going to the movie theatre, they have demonstrated a propensity to spend at a higher rate than before the pandemic closures. In addition, a portion of the increase in our average concession revenues per person compared to fiscal 2019 may be attributed to shorter lines at our concession stand due to reduced attendance (during periods of high attendance, some customers do not purchase concessions because the line is too long). We also believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. We expect to continue to report increased average concession revenues per person in future periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.
Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, mobile app revenues, rental income and gift card breakage income, increased by $7.3 million during fiscal 2022 compared to fiscal 2021. The fluctuations in other revenue were primarily due to the impact of changes in attendance on internet surcharge ticketing fees and preshow advertising income. We currently expect other revenues (particularly pre-show advertising and surcharge revenues), to increase in fiscal 2023 if attendance increases as we anticipate.
The film product release schedule for fiscal 2023 has solidified in recent months. Several films that have contributed to our early fiscal 2023 first quarter results include Avatar: The Way of Water, Puss in Boots: The Last Wish, M3GAN, A Man Called Otto, and Ant-Man & the Wasp: Quantumania. Although it is possible that schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2023 that have potential to perform very well include Creed III, Scream VI, Shazam! Fury of the Gods, John Wick: Chapter 4, Dungeons & Dragons: Honor Among Thieves, The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Fast X, The Little Mermaid, Spider-Man: Across the Spiderverse, Transformers: Rise of the Beasts, Elemental, The Flash, Indiana Jones & The Dial of Destiny, The Marvels, Mission: Impossible - Dead Reckoning Part One, Barbie, Oppenheimer, The Haunted Mansion, Gran Turismo, Teenage Mutant Ninja Turtles: Mutant Mayhem, The Meg 2, Trolls 3, Hunger Games: The Ballad of Songbirds and Snakes, Wish, Dune: Part Two, Wonka, The Ghostbusters Sequel and Aquaman and the Lost Kingdom.
Revenues for the theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns and the maintenance of appropriate “windows” between the date a film is released in theatres and the date a motion picture is released to other channels, including premium video-on-demand (“PVOD”), video on-demand (“VOD”), streaming services and DVD. These are factors over which we have no control (see additional detail in the “Impact of COVID-19 Pandemic” section above). We currently believe that “day-and-date” film release experiments such as those tested during the pandemic will not become the norm. Throughout fiscal 2022 we saw a reduction in the number of films released day-and-date and an increase in the number of films with exclusive theatrical windows.
During fiscal 2022 we converted four existing screens to SuperScreen DLX to add additional premium large format screens at four of our theatres. Early in our fiscal 2023 first quarter we made the decision to close one of our owned theatres.
Hotels and Resorts
The hotels and resorts division contributed 39.8% of our consolidated revenues during fiscal 2022, compared to 40.7% and 44.0%, respectively, during fiscal 2021 and fiscal 2020. The hotels and resorts division contributed 69.8% and 26.5%, respectively, of consolidated operating income (loss), excluding corporate items, during fiscal 2022 and fiscal 2020. During fiscal 2021 the hotels and resorts division contributed operating income compared with a consolidated operating loss, excluding corporate items. As of December 29, 2022, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-service destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, and Lincoln, Nebraska. On December 16, 2022 we completed the sale of The Skirvin Hilton in Oklahoma City, Oklahoma (we held a majority-ownership position in this hotel prior to its sale). The results of The Skirvin Hilton are included in our divisional and consolidated results of operations during fiscal 2022 through the date of the sale. In addition, the hotels and resorts division managed nine hotels, resorts and other properties for other owners. Included in the nine managed properties is one hotel owned by a joint venture in which we have a minority interest and two condominium hotels in which we own some or all of the public space. The following tables set forth revenues, operating income (loss), operating margin and rooms data for the hotels and resorts division for the past three fiscal years:

			F22 v. F21			F21 v. F20
	F2022	F2021	Amt.	Pct.	F2020	Amt.	Pct.

	(in millions, except percentages)
Revenues	$269.3	$186.6	$82.6	44.3%	$104.6	$82.0	78.4%
Operating income (loss)	$18.7	$5.9	$12.8	216.9%	$(43.9)	$49.8	113.4%
Operating margin	6.9%	3.1%			(41.9)%

Available rooms at period-end	F2022	F2021	F2020
Company-owned	2,406	2,628	2,628
Management contracts with joint ventures	248	248	333
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,737	2,088	1,691
Total available rooms	4,871	5,444	5,132
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the last three fiscal years:

			F22 v. F21			F21 v. F20
	F2022	F2021	Amt.	Pct.	F2020	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$107.7	$77.7	$30.0	38.7%	$35.4	$42.3	119.4%
Food/beverage revenues	74.8	47.1	27.8	58.9%	24.8	22.3	89.7%
Other revenues	53.1	43.2	9.9	22.9%	27.6	15.7	56.9%
Total revenues before cost reimbursements	235.7	168.0	67.7	40.3%	87.8	80.2	91.4%
Cost reimbursements	33.6	18.7	15.0	80.0%	16.9	1.8	10.7%
Total revenues	$269.3	$186.6	$82.6	44.3%	$104.6	$82.0	78.4%
Fiscal 2022 versus Fiscal 2021
Our hotels and resorts division revenues and operating income increased significantly during fiscal 2022 compared to fiscal 2021 as travel demand continued to increase as the COVID-19 pandemic subsided throughout fiscal 2022. All of our company-owned hotels and resorts contributed to the improved operating results during fiscal 2022. Strong leisure travel demand continued in fiscal 2022, and the return of group business in fiscal 2022 resulted in increased revenues compared to fiscal 2021. The increase in group revenues during fiscal 2022 has consequently led to an increase in banquet and catering revenues, positively impacting our food and beverage revenues as compared to fiscal 2021. In fiscal 2021, operating income benefited from nonrecurring state government grants and federal tax credits totaling approximately $3.4 million.
Other revenues during fiscal 2022 and fiscal 2021 included ski, spa and golf revenues at our Grand Geneva Resort & Spa, management fees, laundry revenues, parking revenues and rental revenues. Other revenues increased during fiscal 2022 compared to fiscal 2021 due to increased occupancies at our owned and managed hotels and resorts. Cost reimbursements increased during fiscal 2022 compared to fiscal 2021 as occupancy and revenue at managed hotels increased.

As a result of the significantly reduced revenues during fiscal 2021, we believe it is also beneficial to compare our revenues to pre-pandemic levels. The following table compares the components of revenues for the hotels and resorts division for fiscal 2022 to fiscal 2019:

			F22 v. F19
	F2022	F2019	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$107.7	$105.9	$1.8	1.7%
Food/beverage revenues	74.8	74.7	0.2	0.2%
Other revenues	53.1	46.5	6.6	14.1%
Total revenues before cost reimbursements	235.7	227.1	8.6	3.8%
Cost reimbursements	33.6	36.3	(2.6)	(7.3)%
Total revenues	$269.3	$263.4	$5.9	2.3%

Strong leisure travel demand more than offset lower transient and group business during fiscal 2022 compared to fiscal 2019, resulting in the division exceeding pre-pandemic revenue levels in fiscal 2022. Other revenues increased during fiscal 2022 compared to fiscal 2019, primarily due to increased revenues from one of our condominium hotels and increased ski and golf revenues at the Grand Geneva Resort & Spa, partially offset by decreased management fees. Cost reimbursements decreased during fiscal 2022 compared to fiscal 2019 primarily due to managing three fewer hotels.
The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (“ADR”), and our total revenue per available room (“RevPAR”), for company-owned properties:

			F22 v. F21
Operating Statistics(1)	F2022	F2021	Amt.		Pct.
Occupancy percentage	61.8%	48.1%	13.7	pts	28.5%
ADR	$178.41	$163.64	$14.77		9.0%
RevPAR	$110.33	$78.78	$31.55		40.0%
(1)These operating statistics represent averages of our comparable eight distinct company-owned hotels and resorts (including The Skirvin Hilton through its date of sale), branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at all eight of our company-owned properties during fiscal 2022 compared to fiscal 2021. The leisure travel customer continued to provide strong weekend business at the majority of our properties and growth in group business and transient business travel during weekdays resulted in occupancy increasing approximately 14 percentage points in fiscal 2022 compared to fiscal 2021. During fiscal 2022, our group business represented approximately 36% of our total rooms revenue, compared to approximately 29% during fiscal 2021, and 40% during fiscal 2019 prior to the pandemic – an indication that group business is recovering but remains below pre-pandemic levels. Non-group retail pricing remained very strong in the majority of our markets and significant leisure demand at Grand Geneva contributed to increased occupancy percentages and ADR.
As a result of the significantly reduced revenues during 2021, we believe it is also beneficial to compare our operating statistics to pre-pandemic levels. The following table sets forth certain operating statistics for fiscal 2021 and fiscal 2019, including our average occupancy percentage, our ADR, and our RevPAR, for company-owned properties:

			F22 v. F19
Operating Statistics(1)	F2022	F2019	Amt.		Pct.
Occupancy percentage	62.3%	73.6%	(11.3)	pts	(15.4)%
ADR	$176.10	$154.42	$21.68		14.0%
RevPAR	$109.63	$113.65	$(4.02)		(3.5)%
(1)These operating statistics represent averages of our comparable seven distinct company-owned hotels and resorts (including The Skirvin Hilton through its date of sale), branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The statistics exclude the Saint Kate, as this hotel was closed for the majority of the first half of fiscal 2019.

According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2022 results, comparable “upper upscale” hotels throughout the United States experienced a decrease in RevPAR of 2.0% during fiscal 2022 compared to fiscal 2019. Thus, we believe we underperformed the industry during fiscal 2022 by approximately 1.5 percentage points. We believe this underperformance results from the customer mix shift described above with an increase in the percentage of group business at lower daily rates and a decrease in the percentage of leisure customers at higher daily rates. While this shift is unfavorable to RevPAR, the higher mix of group business results in a corresponding increase in food and beverage revenues. We also believe our underperformance was impacted by two of our hotels that depend on citywide convention business that did not yet return in fiscal 2022, resulting in lower occupancy at these properties. In addition, we believe during fiscal 2022 leisure travel was stronger in other U.S. markets as travelers returned to flying and taking longer trips, particularly warm weather “fly-to” destinations in which we do not have a presence, which contributed to our underperformance.
Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 7.8% during fiscal 2022 compared to fiscal 2019. Thus, we believe we outperformed our competitive sets during fiscal 2022 by approximately 4.3 percentage points.
In order to better understand the current pace of the hotel industry recovery, the following table sets forth the change in our average occupancy percentage, ADR and RevPAR for each quarterly period of fiscal 2022 compared to the same quarters during fiscal 2019 (excluding the Saint Kate):

	F22 v. F19
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Occupancy percentage	(15.7) pts	(11.1) pts	(8.0) pts	(10.8) pts
ADR	11.5%	9.3%	16.6%	15.3%
RevPAR	(15.6)%	(6.3)%	5.3%	(2.8)%
As noted above, the leisure travel customer and returning group business provided the most demand during fiscal 2022. Leisure travel historically peaks in our fiscal third quarter and decreases during our fiscal first and fourth quarters as students go back to school and we experience colder weather in our predominantly Midwestern hotels. Transient business travel subsequent to the onset of the COVID-19 pandemic has remained significantly below fiscal 2019 levels. Our company-owned hotels, and in particular our largest hotels, have historically derived a significant portion of their revenues from group business, and as a result, we are more susceptible to variations in RevPAR from quarter to quarter depending upon the strength of the group business market during that particular quarter. As indicated by the increase in ADR during fiscal 2022 compared to fiscal 2019, non-group retail pricing held relatively strong throughout the year, with most of any periodic fluctuations in ADR being due to reductions in market pricing resulting from the lack of transient business and group business travel midweek.
Looking to future periods, overall occupancy in the U.S. continues to slowly increase, in recent months reaching its highest level since the start of the pandemic. In the near term, we expect most demand will continue to come from the leisure travel segment. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We are experiencing increases in business travel as corporate training events, meetings, and conferences return and downtown offices reopen. Our company-owned hotels have experienced a decrease in group bookings compared to pre-pandemic periods and the advance booking period for events has gotten shorter. As of the date of this report, our group room revenue bookings for fiscal 2023 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately in-line with where we were at the same time of the year pre-pandemic. Group room revenue bookings for fiscal 2024 is running approximately 24% ahead of where we were at the same time in early fiscal 2022 for fiscal 2023, but behind where we were at the same time of the year pre-pandemic. Banquet and catering revenue pace for fiscal 2023 and fiscal 2024 is similarly running behind where we would typically be at this same time of the year pre-pandemic, which we believe is partially due to a shortening of the advance period for group bookings. We are encouraged by continuing positive trends in group bookings for fiscal 2023 and beyond.
Forecasting what future RevPAR growth or decline will be during the next 18 to 24 months is very difficult at this time. The non-group booking window remains very short, with most bookings occurring within seven days of arrival, making even short-term forecasts of future RevPAR growth difficult. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics such as the Gross Domestic Product, so we will be monitoring the economic environment very closely. After past shocks to the system, such as the terrorist attacks on September 11, 2001 and the 2008 financial crisis, hotel demand took longer to recover than other components of the economy. Conversely, we now anticipate that hotel supply growth will be limited for the foreseeable future, which can be beneficial for our existing hotels. We are encouraged by the return of group business during fiscal 2022, which exceeded both our own and industry expectations. Most industry experts believe the recovery in transient business travel will continue slowly over the next several years. We will continue to focus on reaching the drive-to leisure market through aggressive campaigns promoting creative packages for our guests. Overall, we generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets.
During the first quarter of fiscal 2022 we ceased management of The DoubleTree by Hilton El Paso Downtown and the Courtyard by Marriott El Paso Downtown/Convention Center. As of the date of this filing, our current portfolio of hotels and resorts includes 16 owned and managed properties across the country.
As discussed in the “Current Plans” section of this MD&A, although we will prioritize our own finances, we will consider a number of potential growth opportunities that may impact fiscal 2023 and future period operating results. In addition, if we were to sell one or more hotels during fiscal 2023, our fiscal 2023 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).
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

The following table sets forth Adjusted EBITDA by reportable operating segment for the last three fiscal years (in millions, except for variance percentage):

			F22 v. F21			F21 v. F20
	F2022	F2021	Amt.	Pct.	F2020	Amt.	Pct.

	(in millions, except percentages)
Theatres	$60.0	$24.9	$35.0	140.6%	$(42.2)	$67.1	(159.1)%
Hotels and resorts	38.9	24.4	14.5	59.4%	(17.6)	42.0	(239.0)%
Corporate items	(13.8)	(14.3)	0.5	(3.3)%	(11.8)	(2.4)	20.5%
Adjusted EBITDA	$85.1	$35.1	50.0	142.5%	$(71.6)	106.7	(149.0)%
Our theatre division Adjusted EBITDA improved significantly during fiscal 2022 due to increased attendance, an increasing number of films released to movie theatres, increased revenues per person, and continuing cost controls, as described in the Theatres section above. Our hotels and resorts division Adjusted EBITDA improved significantly during fiscal 2022 due to improved occupancy percentages and ADR, and continuing cost controls, as described in the Hotels and Resorts section above.
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	F2022	F2021	F2020
Net loss attributable to The Marcus Corporation	$(12.0)	$(43.3)	$(124.8)
Add (deduct):
Investment income	—	(0.6)	(0.6)
Interest expense	15.3	18.7	16.3
Other expense (income)	2.1	2.5	1.0
Gain on disposition of property, equipment and other assets	(1.1)	(3.2)	(0.9)
Gain on sale of hotel	(6.3)	—	—
Equity losses from unconsolidated joint ventures, net	0.1	0.1	1.5
Net earnings attributable to noncontrolling interests	2.9	—	—
Income tax expense (benefit)	7.1	(15.7)	(70.9)
Depreciation and amortization	67.1	72.1	75.1
Share-based compensation expenses (1)	8.2	9.3	4.4
Property closure/reopening expenses (2)(3)	—	—	11.5
Impairment charges (4)	1.5	5.8	24.7
Government grants and federal tax credits (5)	—	(10.7)	(7.0)
Insurance proceeds (6)	—	—	(1.8)
Total Adjusted EBITDA	$85.1	$35.1	$(71.6)

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	F2022				F2021
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$8.1	$18.7	$(18.5)	$8.3	$(27.6)	$5.9	$(19.8)	$(41.5)
Depreciation and amortization	47.6	19.2	0.4	67.1	51.7	20.2	0.3	72.1
Share-based compensation (1)	2.8	1.0	4.4	8.2	2.3	1.7	5.3	9.3
Impairment charges (4)	1.5	—	—	1.5	5.8	—	—	5.8
Government grants and federal tax credits (5)	—	—	—	—	(7.2)	(3.4)	(0.1)	(10.7)
Adjusted EBITDA	$60.0	$38.9	$(13.8)	$85.1	$24.9	$24.4	$(14.3)	$35.1

	F2020
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(121.4)	$(43.9)	$(13.1)	$(178.4)
Depreciation and amortization	53.5	21.1	0.5	75.1
Share-based compensation (1)	1.1	0.7	2.6	4.4
Property closure/reopening expenses (2) (3)	5.8	5.7	—	11.5
Impairment charges (4)	24.7	—	—	24.7
Government grants and federal tax credits (5)	(5.8)	(1.2)	—	(7.0)
Insurance proceeds (6)	—	—	(1.8)	(1.8)
Adjusted EBITDA	$(42.2)	$(17.6)	$(11.8)	$(71.6)

(1)Non-cash expense related to share-based compensation programs.
(2)Reflects nonrecurring costs related to the required closure of all of our movie theatres due to the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening theatres.
(3)Reflects nonrecurring costs related to the closure of our hotels and resorts due to reduced occupancy as a result of the COVID-19 pandemic, plus subsequent nonrecurring costs related to reopening hotels.
(4)Non-cash impairment charges related to two operating theatres in fiscal 2022, two operating theatres, three permanently closed theatres and surplus theatre real estate for the fiscal 2021 periods and intangible assets (trade name) and several theatre locations for the fiscal 2020.
(5)Reflects nonrecurring state government grants and federal tax credits awarded to our theatres and hotels for COVID-19 pandemic relief.
(6)Reflects nonrecurring net insurance proceeds received for COVID-19 related insurance claims.

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
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 87-year history, and, despite the COVID-19 pandemic, our financial position remains strong. As of December 29, 2022, we had a cash balance of $21.7 million, $221.8 million of availability under our $225.0 million revolving credit facility, and our debt-to-capitalization ratio was 0.28. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed above under “Current Plans”), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2023 and beyond, as well as our longer-term capital requirements, even if our properties continue to generate reduced revenues during these periods. In recognition of our significantly improved financial condition and improving operating results, during the third quarter of fiscal 2022 we elected to pay off our remaining short-term borrowings of $46.6 million early (initially borrowed at the onset of the pandemic) and reinstate our quarterly dividend.
Credit Agreement
On January 9, 2020, we entered into a Credit Agreement with several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. On April 29, 2020, we entered into the First Amendment, on September 15, 2020, we entered into the Second Amendment, on July 13, 2021, we entered into the Third Amendment, on July 29, 2022, we entered into the Fourth Amendment, and on February 10, 2023, we entered into the Fifth Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, and the Fifth Amendment, hereinafter referred to as the “Credit Agreement”).
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225 million. We may request an increase in the aggregate amount of availability under the Credit Agreement by an aggregate amount of up to $125 million by increasing the revolving credit facility or adding one or more tranches of term loans. Our ability to increase availability under the Credit Agreement is subject to certain conditions, including, among other things, the absence of any default or event of default or material adverse effect under the Credit Agreement. In conjunction with the First Amendment, we also added an initial $90.8 million term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment entered into early in our fiscal 2021 third quarter, the term loan facility was reduced to $50.0 million and the maturity date was extended to September 22, 2022. During the third quarter of fiscal 2022, on July 29, 2022 we repaid $46.6 million of short-term borrowings, repaying in full and retiring the term loan facility.
During fiscal 2022 and prior to the Fifth Amendment, borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR, subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires us to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on our consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) we are charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.
Effective with the Fifth Amendment on February 10, 2023, the variable rate LIBOR benchmark in the Credit Agreement was replaced with the secured overnight financing rate (“SOFR”). Borrowings under the Credit Agreement now generally bear interest at a variable rate equal to: (i) SOFR plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires us to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on our consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment, the Second Amendment and the Fifth Amendment: (A) in respect of revolving loans, (1) we are charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for SOFR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for SOFR borrowings and 1.75% for ABR borrowings, in each case, at all times.
The Credit Agreement contains various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by our restricted subsidiaries to no more than 20% of our consolidated total capitalization (as defined in the Credit Agreement), (b) limits our permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires us to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts our ability and certain of our subsidiaries’ ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of our 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires our consolidated EBITDA not to be less than or equal to $70 million as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires our consolidated liquidity not to be less than or equal to $50 million as of the end of the fiscal quarter ending December 29, 2022, and (g) prohibits us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during fiscal 2021 in excess of the sum of $40.0 million plus certain adjustments, or (ii) during fiscal 2022 in excess of $50 million plus certain adjustments.
Pursuant to the Credit Agreement, if, at any time during the specified period, we and certain of our subsidiaries’ aggregate unrestricted cash on hand exceeds $75 million, the Credit Agreement requires us to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.
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
On February 10, 2023, we entered into an amendment to the 4.02% Senior Notes Agreement (the “4.02% Fifth Amendment”). The 4.02% Senior Notes Agreement, as previously amended and as amended by the 4.02% Fifth Amendment, is hereafter referred to as the “Amended 4.02% Senior Notes Agreement.” On February 10, 2023 we entered into an amendment to the 4.32% Senior Notes Agreement (the “4.32% Fifth Amendment”). The 4.32% Senior Notes Agreement, as previously amended and as amended by the 4.32% Fifth Amendment, is hereafter referred to as the “Amended 4.32% Senior Notes Agreement”. The Amended 4.02% Senior Notes Agreement and the Amended 4.32% Senior Notes Agreement are together referred to hereafter as the “Amended Senior Notes Agreements.”
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
The Amended Senior Notes Agreements contain various restrictions and covenants applicable to us and certain of our subsidiaries. Among other requirements, the Amended Senior Notes Agreements (a) limit the amount of priority debt held by us or by our restricted subsidiaries to 20% of our consolidated total capitalization, (b) limit our permissible consolidated debt to 65% of our consolidated total capitalization, (c) require us to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) require our consolidated EBITDA not to be less than or equal to $70 million as of December 29, 2022 for the four consecutive fiscal quarters then ending, (e) require our consolidated liquidity not to be less than or equal to $50 million as of the end of any fiscal quarter thereafter until and including the fiscal quarter ending December 29, 2022, and (f) prohibit us and certain of our subsidiaries from incurring or making capital expenditures, in the aggregate for us and such subsidiaries, (i) during fiscal 2021 in excess of the sum of $40.0 million plus certain adjustments, or (ii) during our 2022 fiscal year in excess of $50 million plus certain adjustments.
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
Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 29, 2022, the adjusted conversion rate is 91.3657 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $10.95 per share of Common Stock). If we undergo certain fundamental changes, holders of Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. We may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving our company and certain of our subsidiaries after which the Convertible Notes become automatically due and payable.
During our fiscal 2021 second, third and fourth quarters, all quarters during fiscal 2022, and our fiscal 2023 first quarter, the Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. We have the ability to settle the conversion in Common Stock.
Capped Call Transactions
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers of their option to purchase additional Convertible Notes on September 18, 2020, we entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share or our common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 29, 2022, the adjusted cap price is approximately $17.87 per share. The Capped Call Transactions are separate transactions entered into by us with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
Summary
Our long-term debt has scheduled annual principal payments, net of amortization of debt issuance costs, of $10.4 million in fiscal 2023 and fiscal 2024. We believe that the actions we have taken will allow us to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements. However, future compliance with our debt covenants could be impacted if we are unable to return to closer-to-normal operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the return of protective actions that federal, state and local governments took during the pandemic, the impact of any new variants of COVID-19 on customer behavior and the timing of new movie releases (as described in the Impact of the COVID-19 Pandemic section of this MD&A), or by changes in macroeconomic conditions. Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres and hotels and resorts businesses is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during fiscal 2023 (but still report results below comparable periods in fiscal 2019). Our current expectations for our hotels and resorts division are that we will continue to show improvement in fiscal 2023 compared to the prior year. We do not expect to return to pre-COVID-19 occupancy levels during fiscal 2023 due to an expected lag in business travel. It is possible that the impact of COVID-19 may be greater than currently expected across one or both of our divisions such that we may be unable to comply with our debt covenants in future periods. In such an event, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.
Financial Condition
Fiscal 2022 versus Fiscal 2021
Net cash provided by operating activities totaled $93.2 million during fiscal 2022, compared to net cash provided by operating activities of $46.3 million during fiscal 2021, an increase of $47.0 million. The increase in net cash provided by operating activities in fiscal 2022 was due primarily to a reduced net loss and favorable timing in the collection of accounts and government grant receivables and receipt of refundable income taxes of $22.7 million, partially offset by unfavorable timing in the payment of accrued compensation, accounts payable, and other accrued liabilities as compared to fiscal 2021.
Net cash used in investing activities during fiscal 2022 totaled $0.3 million, compared to net cash provided by investing activities during fiscal 2021 of $10.9 million, an increase of $11.2 million. The increase in net cash used by investing activities was primarily the result of an increase in capital expenditures, the receipt of $4.9 million in proceeds from disposals of property, equipment and other assets during fiscal 2022 (compared to $22.1 million of similar proceeds in fiscal 2021), and the nonrecurring receipt of $11.4 million in conjunction with collection of a split dollar life insurance policy receivable in fiscal 2021, partially offset by the fact we received $31.1 million in net proceeds from the sale of The Skirvin Hilton during fiscal 2022.
Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $36.8 million during fiscal 2022 compared to $17.1 million during fiscal 2021, an increase of $19.8 million, or 115.7%. We incurred approximately $12.1 million of capital expenditures in our theatre division during fiscal 2022, including costs associated with the conversion of four auditoriums to SuperScreen DLX® auditoriums and normal maintenance capital projects. We incurred approximately $10.3 million of capital expenditures during fiscal 2021 in our theatre division, including costs associated with the renovation of a theatre and normal maintenance capital projects. We incurred approximately $24.5 million of capital expenditures in our hotels and resorts division during fiscal 2022, including costs related to the first phase of a rooms renovation at the Grand Geneva and normal maintenance capital projects at our company-owned hotels and resorts. We incurred capital expenditures in our hotels and resorts division during fiscal 2021 of approximately $6.8 million, including costs related to a lobby renovation at the Grand Geneva and normal maintenance capital projects. Our current estimated fiscal 2023 cash capital expenditures, which we anticipate may be in the $60 - $75 million range, are described in greater detail in the “Current Plans” section of this MD&A.
Net cash used in financing activities during fiscal 2022 totaled $92.4 million, compared to net cash used in financing activities during fiscal 2021 of $47.2 million. During fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $100.0 million of new short-term revolving credit facility borrowings, and we made $100.0 million of repayments on short-term revolving credit facility borrowings during fiscal 2022. We ended fiscal 2022 with no outstanding borrowings under our revolving credit facility. Net cash provided by operating activities during fiscal 2022 was used to repay $47.5 million of short-term borrowings, including the early repayment and retirement of our term loan facility, as described above. We did not issue any new long-term debt during fiscal 2022.
During fiscal 2021, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $178.5 million of new short-term revolving credit facility borrowings, and we made $178.5 million of repayments on short-term revolving credit facility borrowings during fiscal 2021. We ended fiscal 2021 with no outstanding borrowings under our revolving credit facility. Net cash provided by operating activities during fiscal 2021 was used to repay $40.3 million of short-term borrowings. We did not issue any new long-term debt during fiscal 2021. We received $6.7 million in proceeds from borrowings against the cash surrender value of a life insurance policy during fiscal 2021.
Principal payments on long-term debt were approximately $35.7 million during fiscal 2022, including a $10.0 million installment payment on senior notes and a $24.1 million payment to retire mortgage notes in connection with the sale of The Skirvin Hilton, compared to payments of $10.7 million during fiscal 2021, which included a $10.0 million installment payment on senior notes. Distributions to noncontrolling interests resulting from the sale of The Skirvin Hilton were $2.0 million in fiscal 2022.
Our debt-to-capitalization ratio (including short-term borrowings but excluding our finance and operating lease obligations) was 0.28 at December 29, 2022, compared to 0.37 at December 30, 2021. Based upon our current expectations for our fiscal 2023 operating results and capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio may modestly decrease during fiscal 2023. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2023 are dependent upon, among other things, our actual operating results, capital expenditures, asset sales proceeds and potential equity transactions during the year.
During fiscal 2022 and fiscal 2021 we did not repurchase any shares of our common stock in the open market. As of December 29, 2022, approximately 2.5 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Beginning in the third quarter of fiscal 2022, the Board of Directors elected to reinstate our quarterly dividend that had been suspended as a result of the COVID-19 pandemic, declaring a quarterly cash dividend of $0.05 per share of common stock and $0.045 per share on the Class B common stock. Quarterly dividends were paid in September and December 2022, totaling $3.1 million in fiscal 2022. We did not make any dividend payments during fiscal 2021.
Our Credit Agreement, as amended, required us to temporarily suspend our quarterly dividend payments and prohibited us from repurchasing shares of our common stock in the open market through the end of fiscal 2021. Beginning with the first quarter of fiscal 2022, the Credit Agreement limited the total amount of quarterly dividend payments or share repurchases during the four subsequent quarters to no more than $1.55 million per quarter, until we have returned to compliance with prior financial covenants under the Credit Agreement (specifically, the consolidated fixed charge coverage ratio) as tested starting with the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, at which point we have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.

Contractual Obligations, Commercial Commitments and Future Uses of Cash
The following schedule details our contractual obligations at December 29, 2022 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$180,437	$10,432	$120,049	$49,956	$—
Interest on fixed-rate long term debt(1)	26,172	8,437	15,257	2,478	—
Pension obligations	36,324	1,938	4,221	4,706	25,459
Operating lease obligations	276,564	23,610	50,297	47,976	154,681
Finance lease obligations	20,786	3,243	6,119	4,798	6,626
Construction commitments	5,387	5,387	—	—	—
Total contractual obligations	$545,670	$53,047	$195,943	$109,914	$186,766
________________
(1)Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. As of December 29, 2022 we had zero variable interest rate debt outstanding.
Additional detail describing our long-term debt is included in Note 7 to our consolidated financial statements.
As of December 29, 2022, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 10 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.
As of December 29, 2022, we had no debt or lease guarantee obligations.
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
As of December 29, 2022 we had zero variable interest rate debt outstanding. Our revolving credit facility, which has no outstanding borrowings as of December 29, 2022, is our only existing credit facility that bears interest based on a variable rate. Our earnings may be affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility to the extent we have any such borrowings.
Fixed interest rate debt totaled $183.6 million as of December 29, 2022, carried an average interest rate of 5.03% and represented 100.0% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 4.32% (plus a specified period fee of 0.975% described above), maturing in fiscal 2023 through 2027; convertible senior notes bearing interest of 5.0%, maturing in fiscal 2025 and other debt instruments bearing interest at 5.75%, maturing in fiscal 2025, and PPP loans bearing interest at 1.0%, maturing in fiscal 2025. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 29, 2022, the fair value of our $80.0 million of senior notes was approximately $71.3 million. As of December 29, 2022, the fair value of our $100.1 million of convertible senior notes was approximately $145.4 million.
The variable interest rate debt and fixed interest rate debt outstanding as of December 29, 2022 matures as follows (in thousands):

	F2023	F2024	F2025	F2026	F2027	Thereafter	Total
Variable interest rate	$—	$—	$—	$—	$—	$—	$—
Fixed interest rate	11,434	11,368	110,443	—	50,000	—	183,245
Debt issuance costs	(1,002)	(1,003)	(759)	—	(44)	—	(2,808)
Total debt	$10,432	$10,365	$109,684	$—	$49,956	$—	$180,437
We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense.
On March 1, 2018, we entered into two interest rate swap agreements covering $50.0 million of floating rate debt which require us to pay interest at a defined fixed rate while receiving interest at a defined variable rate of one-month LIBOR. The first swap had a notional amount of $25.0 million, expired on March 1, 2021 and had a fixed rate of 2.559%. The second swap had a notional amount of $25.0 million, expired on March 1, 2023 and had a fixed rate of 2.687%. The interest rate swaps were considered effective for accounting purposes and qualified as cash flow hedges. These swap agreements did not materially impact our fiscal 2022 earnings and we do not expect the interest rate swap that expired on March 1, 2023 to materially impact our fiscal 2023 earnings.
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
•Long-lived & Other Intangible Assets: We review long-lived assets, including property and equipment, operating lease right-of-use assets and our trade name intangible asset, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Such review is primarily done at the individual theatre or hotel property level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. We use judgment to determine whether indicators of impairment exist. The determination of the occurrence of a triggering event is based upon our knowledge of the theatre and hospitality industries, historical experience such as recent operating results, location of the property, market conditions, recent events or transactions, and property-specific information available at the time of the assessment. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset if it is determined that the long-lived asset is not recoverable. In performing these analyses, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, the continuing impact of the COVID-19 pandemic, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows is less than the current carrying value, we then prepare a fair value analysis of the asset. If the carrying value of the asset exceeds the fair value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2022, we recorded before-tax impairment charges totaling $1.5 million related to two operating theatres. During fiscal 2021, we recorded before-tax impairment charges totaling $5.8 million related to two operating theatres, three permanently closed theatres and surplus real estate that we intend to sell. During fiscal 2020, we recorded a before-tax impairment charge of $24.7 million related to our trade name intangible asset and multiple theatre locations.
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
•Goodwill: We review goodwill for impairment annually or more frequently if certain indicators arise. We perform our annual impairment test on the first day of our fiscal fourth quarter. Goodwill is tested for impairment at a reporting unit level, determined to be at an operating segment level. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of the reporting unit, the period of time since the last quantitative test, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to the reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying value, we perform a quantitative test by comparing the carrying value of the reporting unit to the estimated fair value. Primarily all of our goodwill relates to our theatre segment.
During the first three quarters of fiscal 2022, we determined that there were no indicators of impairment that would require an additional quantitative analysis during these interim periods. We performed our annual goodwill impairment test as of September 30, 2022 and determined that a quantitative analysis would be appropriate. In order to determine fair value, we used assumptions based on information available to us as of September 30, 2022, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value and deemed that no impairment was indicated as of September 30, 2022. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.
•Income Taxes: We are subject to U.S. federal and state income taxes in numerous state jurisdictions. Significant judgment is required in determining both our key assumptions utilized in the accounting for income taxes and the recording of the provision for income taxes and the related deferred tax assets and liabilities. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those tax positions that do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established valuation allowances against certain of our deferred tax assets relating to state net operating loss carryforwards. As of December 29, 2022, valuation allowances against our deferred tax assets were $12.4 million, and were $2.4 million as of December 30,

2021. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded.
Implementation of New Accounting Standards
During the first quarter of fiscal 2022, we adopted ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update provide increased transparency of government assistance including the requirement of certain disclosures in a company’s notes to the consolidated financial statements about transactions with a government. The adoption of the new standard did not have a material effect on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR), or other interbank offered rates, to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). ASU No. 2020-14 is optional, effective immediately, and may be elected over time as reference rate reform activities occur, generally through December 31, 2024. During the first quarter of fiscal 2023, in conjunction with the execution of the fifth amendment to our credit agreement (see Note 7 to the financial footnotes of the accompanying consolidated financial statements), we elected SOFR as our ongoing reference rate. We believes that adoption of the new standard will not have a material effect on our consolidated financial statements.
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

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 29, 2022. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Chad M. Paris
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the "Company") as of December 29, 2022 and December 30, 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity and cash flows, for each of the three years in the period ended December 29, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2022 and December 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As of December 29, 2022, the Company had $716 million of net property and equipment and $195 million of operating lease right-of-use assets. The Company assesses long-lived assets for impairment at the individual hotel, theatre or surplus real estate property level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. During the year ended December 29, 2022, the Company recorded an impairment loss of $1.5 million.
In assessing long-lived assets for indicators of potential impairment, the Company considered quantitative and qualitative factors, including evaluating the historical actual operating performance of the properties and assessing the impact of recent economic and industry events impacting the properties, including the recovery from the COVID-19 pandemic. Evaluating whether these quantitative and qualitative factors represented an indicator of potential impairment required significant judgment by management.

When indicators of impairment were present, the Company determined if the individual theatre, or surplus real estate properties were recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets was less than their carrying amounts. In instances where the estimated undiscounted future cash flows attributable to these assets were less than the carrying amounts, the Company determined the fair value of the individual theatre, or surplus real estate properties and recorded an impairment loss based on the excess of the carrying amount over the fair value. The most significant assumption inherent in these recoverability and impairment analyses was the forecasted future cash flows (primarily driven by revenue growth rates for theatre properties and estimated sales prices for surplus real estate properties).

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

•For surplus real estate properties, we evaluated the reasonableness of the Company’s forecasted cash flows resulting from planned sale of assets by (1) obtaining sales agreements executed after December 29, 2022, where applicable, (2) obtaining negotiated letters of intent to purchase, where applicable, and (3) comparing the Company’s estimates to relevant real estate market data.

•We evaluated the Company’s forecasted future cash flows for consistency with evidence obtained in other areas of the audit.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 2, 2023
We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2022, of the Company and our report dated March 2, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
March 2, 2023

THE MARCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 29, 2022	December 30, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$21,704	$17,658
Restricted cash (Note 1)	2,802	6,396
Accounts receivable, net of reserves (Note 6)	21,455	28,902
Government grants receivable (Note 2)	—	4,335
Refundable income taxes	—	22,435
Assets held for sale (Note 1)	460	4,856
Other current assets (Note 1)	17,474	15,364
Total current assets	63,895	99,946
PROPERTY AND EQUIPMENT, NET (Note 6)	715,765	771,192
OPERATING LEASE RIGHT-OF-USE ASSETS (Note 8)	194,965	217,072
OTHER ASSETS:
Investments in joint ventures (Note 13)	2,067	2,335
Goodwill (Note 1)	75,015	75,095
Deferred income taxes (Note 11)	—	10,032
Other (Note 6)	12,891	12,689
Total other assets	89,973	100,151
Total assets	$1,064,598	$1,188,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,187	$35,781
Taxes other than income taxes	17,948	19,566
Accrued compensation	22,512	20,474
Other accrued liabilities (Note 1)	56,275	59,678
Short-term borrowings (Note 7)	—	47,346
Current portion of finance lease obligations (Note 8)	2,488	2,561
Current portion of operating lease obligations (Note 8)	14,553	16,795
Current maturities of long-term debt (Note 7)	10,432	10,967
Total current liabilities	156,395	213,168

FINANCE LEASE OBLIGATIONS (Note 8)	15,014	17,192
OPERATING LEASE OBLIGATIONS (Note 8)	195,281	216,064
LONG-TERM DEBT (Note 7)	170,005	204,177
DEFERRED INCOME TAXES (Note 11)	26,567	26,183
OTHER LONG- TERM OBLIGATIONS (Note 10)	44,415	57,963
COMMITMENTS AND LICENSE RIGHTS (Note 12)
EQUITY (NOTE 9):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,498,243 at December 29, 2022 and 24,345,356 shares at December 30, 2021	24,498	24,345
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,110,875 at December 29, 2022 and 7,130,125 at December 30, 2021	7,111	7,130
Capital in excess of par	153,794	145,656
Retained earnings	274,254	289,306
Accumulated other comprehensive loss	(1,694)	(11,444)
	457,963	454,993
Less cost of Common Stock in treasury (78,882 shares at December 29, 2022 and 48,111 shares at December 30, 2021)	(1,866)	(1,379)
Total shareholders’ equity attributable to The Marcus Corporation	456,097	453,614
Noncontrolling interests	824	—
Total equity	456,921	453,614
Total liabilities and shareholders’ equity	$1,064,598	$1,188,361
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in thousands, except per share data)

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020
REVENUES:
Theatre admissions	$198,485	$130,740	$64,825
Rooms	107,699	77,650	35,386
Theatre concessions	180,180	118,666	56,711
Food and beverage	74,836	47,086	24,822
Other revenues	82,560	65,331	38,742
	643,760	439,473	220,486
Cost reimbursements	33,634	18,771	17,202
Total revenues	677,394	458,244	237,688

COSTS AND EXPENSES:
Theatre operations	212,410	140,821	92,232
Rooms	41,561	30,394	21,243
Theatre concessions	73,124	47,681	29,747
Food and beverage	59,272	36,833	26,124
Advertising and marketing	23,877	16,069	11,074
Administrative	74,755	63,350	51,046
Depreciation and amortization	67,073	72,127	75,052
Rent (Note 8)	26,037	25,594	26,866
Property taxes	17,955	18,473	23,560
Other operating expenses (Note 2)	37,865	23,817	17,288
Impairment charges (Note 4)	1,525	5,766	24,676
Reimbursed costs	33,634	18,771	17,202
Total costs and expenses	669,088	499,696	416,110
OPERATING INCOME (LOSS)	8,306	(41,452)	(178,422)

OTHER INCOME (EXPENSE):
Investment income (loss)	(45)	599	564
Interest expense	(15,299)	(18,702)	(16,275)
Other income (expense), net	(2,131)	(2,510)	(986)
Gain on disposition of property, equipment and other assets	1,071	3,163	856
Gain on sale of hotel	6,274	—	—
Equity losses from unconsolidated joint ventures, net (Note 13)	(143)	(92)	(1,539)
	(10,273)	(17,542)	(17,380)

LOSS BEFORE INCOME TAXES	(1,967)	(58,994)	(195,802)
INCOME TAX EXPENSE (BENEFIT) (Note 11)	7,137	(15,701)	(70,936)
NET LOSS	(9,104)	(43,293)	(124,866)
NET EARNINGS (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,868	—	(23)
NET LOSS ATTRIBUTABLE TO THE MARCUS CORPORATION	$(11,972)	$(43,293)	$(124,843)

NET LOSS PER SHARE – BASIC:
Common Stock	$(0.39)	$(1.42)	$(4.13)
Class B Common Stock	(0.35)	(1.25)	(3.74)

NET LOSS PER SHARE – DILUTED:
Common Stock	$(0.39)	$(1.42)	$(4.13)
Class B Common Stock	(0.35)	(1.25)	(3.74)
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020

NET LOSS	$(9,104)	$(43,293)	$(124,866)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension gain (loss) arising during the period, net of tax effect (benefit) of $2,967, $687 and $(993), respectively (Note 10)	8,401	1,943	(2,813)
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect of $269, $342 and $259, respectively (Note 10)	760	969	732
Fair market value adjustment of interest rate swaps, net of tax effect (benefit) of $144, $9 and $(335), respectively (Note 7)	407	25	(949)
Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect of $64, $195 and $263 respectively (Note 7)	182	552	745
Other comprehensive income (loss)	9,750	3,489	(2,285)
COMPREHENSIVE INCOME (LOSS)	646	(39,804)	(127,151)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,868	—	(23)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE MARCUS CORPORATION	$(2,222)	$(39,804)	$(127,128)
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non-Controlling Interests	Total Equity
BALANCES AT DECEMBER 26, 2019	$23,254	$7,936	$145,549	$461,884	$(12,648)	$(4,540)	$621,435	$23	$621,458
Cash dividends:
$0.15 per share Class B Common Stock	—	—	—	(1,224)	—	—	(1,224)	—	(1,224)
$0.17 per share Common Stock	—	—	—	(3,921)	—	—	(3,921)	—	(3,921)
Exercise of stock options	—	—	(67)	—	—	446	379	—	379
Purchase of treasury stock	—	—	—	—	—	(696)	(696)	—	(696)
Savings and profit-sharing contribution	—	—	299	—	—	1,016	1,315	—	1,315
Reissuance of treasury stock	—	—	(21)	—	—	183	162	—	162
Issuance of non-vested stock	—	—	(631)	—	—	631	—	—	—
Share-based compensation	—	—	4,385	—	—	—	4,385	—	4,385
Equity component of issuance of convertible notes, net of tax and issuance costs	—	—	16,511	—	—	—	16,511	—	16,511
Capped call transactions, net of tax	—	—	(12,495)	—	—	—	(12,495)	—	(12,495)
Other	—	—	(1)	1	—	—	—	—	—
Conversions of Class B Common Stock	10	(10)	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(124,843)	(2,285)	—	(127,128)	(23)	(127,151)
BALANCES AT DECEMBER 31, 2020	23,264	7,926	153,529	331,897	(14,933)	(2,960)	498,723	—	498,723
Cash dividends:
Adoption of ASU No. 2020-06 (Note 1)	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(749)	—	—	2,279	1,530	—	1,530
Purchase of treasury stock	—	—	—	—	—	(1,391)	(1,391)	—	(1,391)
Savings and profit-sharing contribution	43	—	968	—	—	—	1,011	—	1,011
Reissuance of treasury stock	—	—	6	—	—	32	38	—	38
Issuance of non-vested stock	242	—	(903)	—	—	661	—	—	—
Share-based compensation	—	—	9,316	—	—	—	9,316	—	9,316
Conversions of Class B Common Stock	796	(796)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(43,293)	3,489	—	(39,804)	—	(39,804)
BALANCES AT DECEMBER 30, 2021	24,345	7,130	145,656	289,306	(11,444)	(1,379)	453,614	—	453,614
Cash dividends:
$0.09 per share Class B Common Stock	—	—	—	(640)	—	—	(640)	—	(640)
$0.10 per share Common Stock	—	—	—	(2,440)	—	—	(2,440)	—	(2,440)
Exercise of stock options	—	—	(196)	—	—	1,089	893	—	893
Purchase of treasury stock	—	—	—	—	—	(2,286)	(2,286)	—	(2,286)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	(5)	—	—	57	52	—	52
Issuance of non-vested stock	78	—	(731)	—	—	653	—	—	—
Share-based compensation	—	—	8,170	—	—	—	8,170	—	8,170
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,044)	(2,044)
Comprehensive income (loss)	—	—	—	(11,972)	9,750	—	(2,222)	2,868	646
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020
OPERATING ACTIVITIES
Net loss	$(9,104)	$(43,293)	$(124,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	143	92	1,539
Distributions from joint ventures	125	—	—
Gain on disposition of property, equipment and other assets	(1,071)	(3,163)	(856)
Gain on sale of hotel	(6,274)	—	—
Impairment charges	1,525	5,766	24,676
Depreciation and amortization	67,073	72,127	75,052
Amortization of debt issuance costs and debt discount	1,614	2,198	2,235
Share-based compensation	8,170	9,316	4,385
Deferred income taxes	7,033	(15,843)	(38,836)
Other long-term obligations	(209)	1,689	2,969
Contribution of the Company’s stock to savings and profit-sharing plan	956	1,011	1,315
Changes in operating assets and liabilities:
Accounts receivable	6,838	(22,055)	23,106
Government grants receivable	4,335	578	(4,913)
Other assets	(1,874)	(2,255)	3,476
Operating leases	(1,768)	(5,325)	9,185
Accounts payable	(3,262)	21,501	(32,131)
Income taxes	22,722	8,508	1,467
Taxes other than income taxes	(1,621)	1,258	(2,305)
Accrued compensation	2,038	12,841	(10,422)
Other accrued liabilities	(4,180)	1,300	(3,630)
Total adjustments	102,313	89,544	56,312
Net cash provided by (used in) operating activities	93,209	46,251	(68,554)
INVESTING ACTIVITIES
Capital expenditures	(36,843)	(17,082)	(21,363)
Proceeds from disposals of property, equipment and other assets	4,850	22,145	4,485
Net proceeds from sale of hotel	31,101	—	—
Capital contribution in joint venture	—	(2,427)	(28)
Proceeds from sale of trading securities	141	377	5,184
Purchase of trading securities	(263)	(3,080)	(801)
Property insurance recoveries	1,215	—	—
Life insurance premium reimbursement	—	11,411	—
Other investing activities	(547)	(461)	450
Net cash provided by (used in) investing activities	(346)	10,883	(12,073)
FINANCING ACTIVITIES
Debt transactions:
Proceeds from borrowings on revolving credit facility	100,000	178,500	221,500
Repayment of borrowings on revolving credit facility	(100,000)	(178,500)	(302,500)
Proceeds from short-term borrowings	—	—	90,800
Repayment on short-term borrowings	(47,499)	(40,346)	(2,955)
Proceeds from convertible senior notes	—	—	100,050
Principal payments on long-term debt	(35,740)	(10,717)	(9,447)
Proceeds received from PPP loans expected to be repaid	—	—	3,424
Proceeds received from borrowing on insurance policy	—	6,700	—
Principal payments on finance lease obligations	(2,670)	(2,774)	(2,007)
Debt issuance costs	(37)	(208)	(7,560)
Equity transactions:
Treasury stock transactions, except for stock options	(1,467)	(417)	(534)
Exercise of stock options	126	594	379
Capped call transactions	—	—	(16,908)
Dividends paid	(3,080)	—	(5,145)
Distributions to noncontrolling interest	(2,044)	—	—
Net cash provided by (used in) financing activities	(92,411)	(47,168)	69,097
Net increase (decrease) in cash, cash equivalents and restricted cash	452	9,966	(11,530)
Cash, cash equivalents and restricted cash at beginning of year	24,054	14,088	25,618
Cash, cash equivalents and restricted cash at end of year	$24,506	$24,054	$14,088
Supplemental Information:
Change in accounts payable for additions to property and equipment	$(348)	$1,122	$(4,081)
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
Hotels and Resorts: Owns and operates full service hotels and resorts in Wisconsin, Illinois and Nebraska and manages full service hotels, resorts and other properties in Wisconsin, Illinois, Minnesota, Iowa, Nevada, Pennsylvania, California and Nebraska.
Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries. The Company has ownership interests greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is also included in the accounts of the Company. The Company is the primary beneficiary of the VIE and the Company’s interest is considered a majority voting interest. The primary asset of this VIE, The Skirvin Hilton, was sold on December 16, 2022 as discussed in Note 5 - Asset Sale. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings is recorded as net earnings attributable to noncontrolling interests in the consolidated statements of earnings (loss) in accordance with the partnership agreements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 29, 2022 and December 30, 2021, respectively, the Company’s $3,932 and $4,617 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 29, 2022 and December 30, 2021, the Company had investments in money market funds of $6,000 and $5,000, respectively, that were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 29, 2022 and December 30, 2021, the Company’s $108 asset and $689 liability, respectively, related to the Company’s interest rate hedge contract was valued using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 29, 2022 and December 30, 2021, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 4 and Note 7.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $80,000 of senior notes, valued using Level 2 pricing inputs, is approximately $71,328 at December 29, 2022, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $145,389 at December 29, 2022, determined based on market rates and the closing trading price of the convertible senior notes as of December 29, 2022 (see Note 7 for further discussion on the Company’s senior notes and convertible senior notes). The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
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
Inventory - Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $5,662 and $4,913 as of December 29, 2022 and December 30, 2021, respectively, were included in other current assets.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of December 29, 2022, assets held for sale consists primarily of land.
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
Depreciation expense totaled $67,041, $72,044 and $75,067 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During fiscal 2022 and fiscal 2021, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges in as discussed in Note 4.
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
During fiscal 2022 and fiscal 2021, the Company performed a quantitative analysis for its annual goodwill impairment test as of September 30, 2022 and October 1, 2021, respectively. In order to determine fair value, the Company used assumptions based on information available to it as the date of the quantitative test, including both market data and forecasted cash flows (Level 3 pricing inputs). The Company determined that the fair value of its goodwill was greater than its carrying value and deemed that no impairment was indicated in either fiscal 2022 or fiscal 2021.
At December 29, 2022 and December 30, 2021, the Company’s goodwill balance was $75,015 and $75,095, respectively. The change in goodwill is due to a deferred tax adjustment related to the prior acquisition of a business. Substantially all of the Company’s goodwill relates to the theatre reporting unit.
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
Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $18, $23 and $48 was capitalized in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Debt Issuance Costs - The Company records debt issuance costs on short-term borrowings and long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs and amortization of debt discount totaled $1,614, $2,198 and $2,235 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and were included in interest expense on the consolidated statements of earnings (loss).
Leases - The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases, (Accounting Standards Codification (ASC) 842), when accounting for leases. See Note 8 - Leases.
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
The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020

Numerator:
Net loss attributable to The Marcus Corporation	$(11,972)	$(43,293)	$(124,843)

Denominator (in thousands):
Denominator for basic EPS	31,488	31,360	31,042
Effect of dilutive employee stock options	—	—	—
Effect of convertible notes	—	—	—
Denominator for diluted EPS	31,488	31,360	31,042

Net loss per share – Basic:
Common Stock	$(0.39)	$(1.42)	$(4.13)
Class B Common Stock	$(0.35)	$(1.25)	$(3.74)
Net loss per share- Diluted:
Common Stock	$(0.39)	$(1.42)	$(4.13)
Class B Common Stock	$(0.35)	$(1.25)	$(3.74)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect.
At December 29, 2022, December 30, 2021 and December 31, 2020, respectively, approximately 75,000, 104,000 and 76,000 common stock equivalents were excluded from the computation of diluted net loss per share because of the Company’s net loss. At December 29, 2022, December 30, 2021 and December 31, 2020, approximately 9,141,140, 9,084,924 and 9,084,924 common stock equivalents underlying the conversion of the convertible senior notes were excluded from the computation of diluted net loss per share because of the Company’s net loss. Additionally, options to purchase 2,547,000 shares, 1,999,000 shares and 1,706,000 shares of common stock at prices ranging from $16.32 to $41.90, $18.68 to $41.90 and $16.32 to $41.90 per share were outstanding at December 29, 2022, December 30, 2021 and December 31, 2020, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 29, 2022	December 30, 2021

Unrecognized gain (loss) on interest rate swap agreements	$80	(509)
Net unrecognized actuarial loss for pension obligation	(1,774)	(10,935)
	$(1,694)	$(11,444)
New Accounting Pronouncements - During the first quarter of fiscal 2022, the Company adopted ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update provide increased transparency of government assistance including the requirement of certain disclosures in a company’s notes to the consolidated financial statements about transactions with a government. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR), or other interbank offered rates, to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). ASU No. 2020-14 is optional, effective immediately, and may be elected over time as reference rate reform activities occur, generally through December 31, 2024. During the first quarter of fiscal 2023, in conjunction with the execution of the fifth amendment to the Company’s credit agreement (see Note 7), the Company elected SOFR as its ongoing reference rate. The Company believes that adoption of the new standard will not have a material effect on its consolidated financial statements.
On January 1, 2021, the Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. ASU No. 2020-06 is designed to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models in ASC 470-20 for certain contracts. As a result, embedded conversion features are not presented separately in equity, rather, the contract is accounted for as a single liability measured at its amortized cost.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Impact of COVID-19 Pandemic
The COVID-19 pandemic had an unprecedented impact on the world and both of the Company’s business segments. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, the Company’s businesses were significantly impacted by protective actions that federal, state and local governments took to control the spread of the pandemic, and customers’ reactions or responses to such actions. The extent of these protective actions and their impact on the Company’s businesses dissipated throughout fiscal 2022.
The Company began fiscal 2022 with all of its theatres open with normal operating days and hours. While still below pre-COVID-19 levels, attendance has continued to gradually improve as the number of vaccinated individuals increased, more films are released, and customers indicate increasing willingness to return to movie theatres.
The Company began fiscal 2022 with all eight of its company-owned and managed hotels open. All of the Company’s restaurants and bars in its hotels and resorts were open during the majority of fiscal 2022, operating in some cases with reduced operating hours. The majority of the Company’s hotels and restaurants are now generating revenues at or above pre-pandemic levels, while at certain hotels that primarily serve group business, revenues remain below pre-pandemic levels with improving occupancy and business travel activity increasing.
During fiscal 2022 and fiscal 2021, the Company received $22,959 and $1,800, respectively, of federal income tax refunds (including $636 of interest) related to its fiscal 2020 tax return, with the primary benefit derived from net operating loss carrybacks to prior years. During fiscal 2020 and fiscal 2021, the Company received $31,500 and $5,900, respectively, of tax refunds from its fiscal 2019 tax return. The Company also generated additional income tax loss carryforwards during fiscal 2021 that will benefit future years.
During the fourth quarter of fiscal 2020 and continuing into fiscal 2021, a number of states elected to provide grants to certain businesses most impacted by the COVID-19 pandemic. The Company received $8,100 of these grants in fiscal 2021 and $4,335 in state grants during fiscal 2022 that were awarded and accrued during the fourth quarter of fiscal 2021.
As of December 29, 2022, the Company had cash and cash equivalents of $21,704 and $221,809 of availability under its $225,000 revolving credit facility. With this strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate, the Company believes that it is positioned to meet its obligations as they come due and continue to sustain its operations throughout fiscal 2023 and beyond, even if its properties continue to generate reduced revenues during these periods.
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
The disaggregation of revenues by business segment for fiscal 2022, fiscal 2021 and fiscal 2020 is as follows:

	Fiscal 2022
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$198,485	$—	$—	$198,485
Rooms	—	107,699	—	107,699
Theatre concessions	180,180	—	—	180,180
Food and beverage	—	74,836	—	74,836
Other revenues(1)	29,076	53,117	367	82,560
Cost reimbursements	—	33,634	—	33,634
Total revenues	$407,741	$269,286	$367	$677,394

	Fiscal 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$130,740	$—	$—	$130,740
Rooms	—	77,650	—	77,650
Theatre concessions	118,666	—	—	118,666
Food and beverage	—	47,086	—	47,086
Other revenues(1)	21,754	43,219	358	65,331
Cost reimbursements	88	18,683	—	18,771
Total revenues	$271,248	$186,638	$358	$458,244

	Fiscal 2020
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$64,825	$—	$—	$64,825
Rooms	—	35,386	—	35,386
Theatre concessions	56,711	—	—	56,711
Food and beverage	—	24,822	—	24,822
Other revenues(1)	10,764	27,552	426	38,742
Cost reimbursements	324	16,878	—	17,202
Total revenues	$132,624	$104,638	$426	$237,688
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
The Company had deferred revenue from contracts with customers of $37,046, $39,144 and $37,307 as of December 29, 2022, December 30, 2021 and December 31, 2020, respectively. The Company had no contract assets as of December 29, 2022 and December 30, 2021. During fiscal 2022, the Company recognized revenue of $15,863 that was included in deferred revenues as of December 30, 2021. During fiscal 2021, the Company recognized revenue of $13,968 that was included in deferred revenues as of December 31, 2020. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of December 29, 2022, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $2,347 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of December 29, 2022, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $19,492 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of December 29, 2022, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,851 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
4. Impairment Charges
During fiscal 2022, the Company determined that indicators of impairment were present at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to certain theatre assets was less than their carrying amounts. The Company evaluated the fair value of these assets, consisting primarily of land, building, leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets) was less than their carrying value and recorded impairment losses of $1,525, reducing certain property and equipment and certain operating lease right-of-use assets. The

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
4. Impairment Charges (continued)
remaining net book value of the impaired assets was $5,229 as of December 29, 2022, excluding any applicable remaining lease obligations.
During fiscal 2021, the Company determined that indicators of impairment were present at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to certain theatre assets was less than their carrying amounts. The Company evaluated the fair value of these assets, consisting primarily of land, building, leasehold improvements, furniture, fixtures and equipment, and operating lease right-pf-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded impairment losses of $5,766, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $11,689 as of December 30, 2021, excluding any applicable remaining lease obligations.
In fiscal 2020, the Company determined that indicators of impairment were evident at all asset groups. For certain theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to these assets was less than their carrying amounts. The Company evaluated the fair value of these assets, consisting primarily of land, building, leasehold improvements, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded a $22,076 impairment less, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $33,313 as of December 31, 2020, excluding any applicable remaining lease obligations.
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
5. Asset Sale
On December 16, 2022, the Company, together with its noncontrolling interest joint venture partner, Skirvin Partners in Development, sold The Skirvin Hilton hotel in Oklahoma City, Oklahoma for a total sale price of $36,750. The assets sold consisted primarily of land, building, equipment and other assets. Net proceeds from the sale were approximately $31,101, net of transaction costs of $609 and retirement of a ground lease obligation of $5,040. The retirement of the ground lease obligation resulted in the Company owning the land, which was then conveyed to the buyer. Additionally, $24,111 in mortgage debt was retired. The transaction resulted in a gain on sale of $6,274. The Skirvin Hilton revenues for fiscal 2022 through the date of sale, fiscal 2021 and fiscal 2020 were $15,979, $12,121 and $7,521, respectively. The Skirvin Hilton operating loss was $387, $104 and $1,800 for fiscal 2022, fiscal 2021 and fiscal 2020 respectively. Pursuant to the terms of the partnership agreement, $2,044 was distributed to noncontrolling interests during fiscal 2022 representing the partner’s share of net sales proceeds and partnership liquidation proceeds. The remaining amount to be distributed to noncontrolling interests is $824 as of December 29, 2022 and is included in noncontrolling interests in the consolidated balance sheet.
6. Additional Balance Sheet Information
The composition of accounts receivable is as follows:

	December 29, 2022	December 30, 2021
Trade receivables, net of allowances of $172 and $1,001, respectively	$6,707	$8,981
Other receivables	14,748	19,921
	$21,455	$28,902

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Additional Balance Sheet Information (continued)
The composition of property and equipment, which is stated at cost, is as follows:

	December 29, 2022	December 30, 2021
Land and improvements	$132,285	$129,642
Buildings and improvements	729,177	756,974
Leasehold improvements	167,516	166,060
Furniture, fixtures and equipment	386,197	375,650
Finance lease right-of-use assets	29,885	75,124
Construction in progress	10,305	6,000
	1,455,365	1,509,450
Less accumulated depreciation and amortization	739,600	738,258
	$715,765	$771,192
The composition of other assets is as follows:

	December 29, 2022	December 30, 2021
Intangible assets	6,945	6,987
Other assets	5,946	5,702
	$12,891	$12,689
Included in intangible assets is a trade name valued at $6,900 as of December 29, 2022 and December 30, 2021 that has an indefinite life.
7. Long-Term Debt and Short-Term Borrowings
Long-term debt is summarized as follows:

	December 29, 2022	December 30, 2021
Mortgage notes	$—	$24,388
Senior notes	80,000	90,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	954	1,356
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	2,240	3,181
Revolving credit agreement	—	—
Debt issuance costs	(2,807)	(3,831)
Total debt, net of debt issuance costs	180,437	215,144
Less current maturities, net of issuance costs	10,432	10,967
Long-term debt	170,005	204,177
Short-term borrowings	—	47,346
Total debt and short-term borrowings, net of issuance costs	$180,437	$262,490

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
On December 16, 2022, in conjunction with the sale of a hotel, the mortgage notes were retired. The mortgage notes bore fixed rate interest from 3.00% to 5.03% and had a weighted-average rate of 4.27% at December 30, 2021. The mortgage notes were secured by the related land, buildings and equipment.
Credit Agreement and Short-Term Borrowings
On January 9, 2020, the Company replaced its then-existing credit agreement with several banks. On April 29, 2020, the Company entered into the First Amendment, on September 15, 2020, the Company entered into the Second Amendment, on July 13, 2021, the Company entered into the Third Amendment, on July 29, 2022, the Company entered into the Fourth Amendment and on February 10, 2023, the Company entered into the Fifth Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment, hereinafter referred to as the “Credit Agreement”).
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At December 29, 2022, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at LIBOR plus a margin, effectively 6.75% at December 29, 2022. Availability under the $225,000 revolving credit facility was $221,809 as of December 29, 2022 after taking into consideration outstanding letters of credit that reduce revolver availability.
In conjunction with the First Amendment, the Company added an initial $90,800 term loan facility that was scheduled to mature on September 22, 2021. In conjunction with the Third Amendment, the term loan facility was reduced to $50,000 and the maturity date was extended to September 22, 2022. On July 29, 2022, in conjunction with the Fourth Amendment, the Company repaid $46,679 of short-term borrowings, repaying in full and retiring the term loan facility maturing on September 22, 2022. Additionally, the Fourth Amendment modified the consolidated fixed charge coverage covenant, reducing the requirement to maintain a consolidated fixed charge coverage ratio of at least 3.0 to 1.0 to at least 2.5 to 1.0 starting as of the end of the fiscal quarter ending March 20, 2023, and continuing for each fiscal quarter thereafter.
During fiscal 2022 and prior to the Fifth Amendment, borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR, subject to a 1% floor, plus a specified margin based upon the Company's consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR), subject to a 1% floor, plus a specified margin based upon the Company's consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires the Company to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on its consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment and the Second Amendment: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for LIBOR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which any portion of the term loan facility remains outstanding or the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for LIBOR borrowings and 1.75% for ABR borrowings, in each case, at all times.
Effective with the Fifth Amendment on February 10, 2023, the variable rate LIBOR benchmark in the Credit Agreement was replaced with the secured overnight financing rate (“SOFR”). Borrowings under the Credit Agreement now generally bear interest at a variable rate equal to: (i) SOFR plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires the Company to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on our consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment, the Second Amendment and the Fifth Amendment: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for SOFR borrowings and 1.35% for ABR borrowings, which facility

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for SOFR borrowings and 1.75% for ABR borrowings, in each case, at all times.
The Credit Agreement contains various restrictions and covenants applicable to the Company. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, (d) restricts the Company’s ability to incur additional indebtedness, pay dividends and other distributions (the restriction on dividends and other distributions does not apply to subsidiaries), and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities, (e) requires the Company’s consolidated EBITDA not to be less than or equal to $70,000 as of December 29, 2022 for the four consecutive fiscal quarters then ending, (f) requires the Company’s consolidated liquidity not to be less than or equal to $50,000 as of the end of the fiscal quarter ending December 29, 2022, and (g) prohibits the Company from incurring or making capital expenditures, (i) during fiscal 2021 in excess of the sum of $40,000 plus certain adjustments, or (ii) during fiscal 2022 in excess of $50,000 plus certain adjustments.
Pursuant to the Credit Agreement, if, at any time during the specified period, the Company’s unrestricted cash on hand exceeds $75,000, the Credit Agreement requires the Company to prepay revolving loans under the Credit Agreement by the amount of such excess, without a corresponding reduction in the revolving commitments under the Credit Agreement.
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
Note Purchase Agreements
The Company’s $80,000 of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%, with a weighted-average fixed rate of 4.21% at December 29, 2022 and 4.17% at December 30, 2021.
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
Upon conversion, the Convertible Notes may be settled, at the company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate is 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 29, 2022, the adjusted conversion rate is 91.3657 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $10.95 per share of Common Stock). If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
Since the Company’s fiscal 2021 second quarter, the Company’s Convertible Notes have been eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
Capped Call Transactions
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 29, 2022, the adjusted cap price is approximately $17.87 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Long-Term Debt and Short-Term Borrowings (continued)
Scheduled annual principal payments on long-term debt, net of amortization of debt issuance costs, for the years subsequent to December 29, 2022, are as follows:

Fiscal Year
2023	$10,432
2024	10,365
2025	109,684
2026	—
2027	49,956
Thereafter	—
$180,437
Interest paid on short-term borrowings and long-term debt, net of amounts capitalized, for fiscal 2022, fiscal 2021 and fiscal 2020 totaled $13,442, $14,119 and $10,885, respectively.
Derivatives
The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.
The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000 of floating rate debt. The first agreement had a notional amount of $25,000, expired March 1, 2021, and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement had a notional amount of $25,000, expired March 1, 2023, and required the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR (4.125% at December 29, 2022). The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements are considered effective and qualify as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The fair value of the interest rate swap on December 29, 2022 was an asset of $108 which is included in other current assets in the consolidated balance sheet. The fair value of the interest rate swap on December 30, 2021, was a liability of $689, which was included in other long-term obligations in the consolidated balance sheet. The Company does not expect the interest rate swap to have a material effect on earnings over its remaining term.
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
Total lease cost consists of the following:

Lease Cost	Classification	Fiscal 2022	Fiscal 2021
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$2,789	$2,732
Interest on lease liabilities	Interest expense	850	951
		$3,639	$3,683

Operating lease costs:
Operating lease costs	Rent expense	$25,381	$25,489
Variable lease cost	Rent expense	514	(30)
Short-term lease cost	Rent expense	142	135
		$26,037	$25,594
Additional information related to leases is as follows:

Other Information	Fiscal 2022	Fiscal 2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,670	$2,774
Operating cash flows from finance leases	850	951
Operating cash flows from operating leases	29,025	31,136
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	419	—
Operating lease liabilities, including from acquisitions	275	2,663

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Leases (continued)

	December 29, 2022	December 30, 2021
Finance leases:
Property and equipment – gross	$29,885	$75,124
Accumulated depreciation and amortization	(15,332)	(58,197)
Property and equipment - net	$14,553	$16,927
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	December 29, 2022	December 30, 2021
Weighted-average remaining lease terms:
Finance leases	7 years	8 years
Operating leases	12 years	13 years

Weighted-average discount rates:
Finance leases	4.59%	4.58%
Operating leases	4.51%	4.48%
Maturities of lease liabilities as of December 29, 2022 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2023	$23,610	$3,243
2024	25,072	3,139
2025	25,225	2,980
2026	24,795	2,863
2027	23,181	1,935
Thereafter	154,681	6,626
Total lease payments	276,564	20,786
Less: amount representing interest	(66,730)	(3,284)
Total lease liabilities	$209,834	$17,502
Deferred rent payments of approximately $827 for the Company’s operating leases have been included in the total operating lease obligations as of December 29, 2022, of which approximately $624 is included in long-term operating lease obligations.
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
Through December 29, 2022, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company repurchased 134,694, 61,654 and 37,567 shares pursuant

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Shareholders’ Equity and Share-Based Compensation (continued)
to these authorizations during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. At December 29, 2022, there were 2,522,646 shares available for repurchase under these authorizations.
The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 29, 2022, there were 418,565 shares available under this authorization.
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
Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, or 50% after two years of the grant date and 100% after four years of the grant date, depending on the date of grant, or in the case of a special grant awarded in fiscal 2021, one year after the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises may be issued from previously acquired treasury shares. At December 29, 2022, there were 1,486,777 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.
Share-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2022, fiscal 2021 and fiscal 2020:

Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020
Risk-free interest rate	1.73 – 3.90%	0.97 – 1.26%	0.40 – 1.26%
Dividend yield	1.50%	1.50%	1.70 – 1.90%
Volatility	48 - 53%	28 – 53%	27 – 41%
Expected life	6 – 8 years	6 – 8 years	6 – 8 years
Total pre-tax share-based compensation expense was $8,170, $9,316 and $4,385 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The recognized tax benefit on share-based compensation was $1,338, $1,997 and $771 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Shareholders’ Equity and Share-Based Compensation (continued)
A summary of the Company’s stock option activity and related information follows (shares in thousands):

	Year Ended
	December 29, 2022		December 30, 2021		December 31, 2020
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,533	$24.84	2,234	$24.87	1,641	$25.46
Granted	501	16.99	531	21.74	728	23.47
Exercised	(68)	13.15	(134)	11.42	(31)	12.21
Forfeited	(100)	24.89	(98)	26.60	(104)	28.06
Outstanding at end of period	2,866	23.76	2,533	24.84	2,234	24.87
Exercisable at end of period	1,613	$25.70	1,119	$24.76	1,001	$20.38
Weighted-average fair value of options granted during the period	$7.71		$9.47		$5.96
Exercise prices for options outstanding as of December 29, 2022 ranged from $12.71 to $41.90. The weighted-average remaining contractual life of those options is 6.3 years. The weighted-average remaining contractual life of options currently exercisable is 4.8 years. There were 2,821,000 options outstanding, vested and expected to vest as of December 29, 2022, with a weighted-average exercise price of $23.83 and an intrinsic value of $443. Additional information as of December 29, 2022 related to options outstanding segregated by exercise price range is as follows (shares in thousands):

	Exercise Price Range
	$12.71 to $20.25	$20.26 to $27.00	$27.01 to $41.90
Options outstanding	1,067	895	904
Weighted-average exercise price of options outstanding	$16.15	$23.06	$33.41
Weighted-average remaining contractual life of options outstanding	6.5	6.3	6.2
Options exercisable	480	473	660
Weighted-average exercise price of options exercisable	$15.93	$24.15	$33.90
The intrinsic value of options outstanding at December 29, 2022 was $446 and the intrinsic value of options exercisable at December 29, 2022 was $291. The intrinsic value of options exercised was $164, $1,164 and $107 during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of December 29, 2022, total remaining unearned compensation cost related to stock options was $4,897, which will be amortized to expense over the remaining weighted-average life of 2.4 years.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Shareholders’ Equity and Share-Based Compensation (continued)
A summary of the Company’s non-vested stock activity and related information follows (shares in thousands):

	Year Ended
	December 29, 2022		December 30, 2021		December 31, 2020
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	357	$23.32	147	$31.02	174	$29.16
Granted	100	17.63	251	19.63	42	31.43
Vested	(242)	22.95	(32)	30.69	(69)	26.56
Forfeited	(3)	22.93	(9)	19.77	—	—
Outstanding at end of period	212	$21.07	357	$23.32	147	$31.02
The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 29, 2022, total remaining unearned compensation related to non-vested stock was $1,731, which will be amortized over the weighted-average remaining service period of 2.7 years.
10. Employee Benefit Plans
The Company has a qualified profit-sharing retirement savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. During fiscal 2022, fiscal 2021 and fiscal 2020, the first 2% of the matching contribution was made with the Company’s common stock. Retirement savings plan expense was $2,233, $1,696 and $1,718 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Employee Benefit Plans (continued)
The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 29, 2022 and December 30, 2021 measurement dates is as follows:

	December 29, 2022	December 30, 2021
Change in benefit obligation:
Benefit obligation at beginning of period	$46,827	$48,604
Service cost	1,055	1,122
Interest cost	1,341	1,201
Actuarial gain	(11,368)	(2,630)
Benefits paid	(1,531)	(1,470)
Benefit obligation at end of year	$36,324	$46,827

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(1,890)	$(1,674)
Noncurrent accrued benefit liability (included in Other long-term obligations)	(34,434)	(45,153)
Total	$(36,324)	$(46,827)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$2,660	$15,120
Prior service credit	(260)	(323)
Total	$2,400	$14,797

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020
Net periodic pension cost:
Service cost	$1,055	$1,122	$1,095
Interest cost	1,341	1,201	1,371
Net amortization of prior service cost and actuarial loss	1,028	1,311	990
	$3,424	$3,634	$3,456
The $1,774 loss, net of tax, included in accumulated other comprehensive loss at December 29, 2022, consists of the $1,966 net actuarial loss, net of tax, and the $192 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $10,935 loss, net of tax, included in accumulated other comprehensive loss at December 30, 2021, consists of the $11,174 net actuarial loss, net of tax, and the $239 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Employee Benefit Plans (continued)
The accumulated benefit obligation was $33,719 and $42,835 as of December 29, 2022 and December 30, 2021, respectively.
The pre-tax change in the benefit obligation recognized in other comprehensive loss was as follows:

	Year Ended
	December 29, 2022	December 30, 2021
	(in thousands)
Net actuarial (gain) loss	$(11,368)	(2,630)
Amortization of the net actuarial loss	(1,092)	(1,375)
Amortization of the prior year service credit	63	64
Total	$(12,397)	(3,941)
The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 29, 2022	December 30, 2021
Discount rate	5.05%	2.85%
Rate of compensation increase	4.00%	4.00%
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020
Discount rate	2.85%	2.45%	3.10%
Rate of compensation increase	4.00%	4.00%	4.00%
Benefit payments expected to be paid subsequent to December 29, 2022, are as follows:

Fiscal Year
2023	$1,938
2024	2,002
2025	2,219
2026	2,358
2027	2,348
Years 2028 – 2032	15,409

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
11. Income Taxes
The components of the net deferred tax liability are as follows:

	December 29, 2022	December 30, 2021
Deferred tax assets
Accrued employee benefits	$14,133	$17,669
Operating lease liabilities	54,767	59,622
Gift card liabilities	6,575	7,318
Net operating loss, disallowed interest & tax credit carryforwards	28,273	24,166
Other	3,791	6,876
Total	107,539	115,651
Less valuation allowance	(12,371)	(2,415)
Deferred tax assets	95,168	113,236

Deferred tax liabilities
Depreciation and amortization	(70,849)	(73,898)
Operating lease assets	(50,886)	(55,489)
Deferred tax liabilities	(121,735)	(129,387)

Net deferred tax liability	$(26,567)	$(16,151)

Amounts recognized in the consolidated balance sheets consist of:
Deferred income taxes - other assets	$—	$10,032
Deferred income taxes - liabilities	(26,567)	(26,183)
Net amount recognized	$(26,567)	$(16,151)
As of December 29, 2022, the Company has a federal net operating loss carryforward of $19,656 and federal tax credit carryforwards of $4,538. As of December 30, 2021, the Company had a federal net operating loss carryforward of $26,003 and federal tax credit carryforwards of $3,463. As of December 29, 2022, the Company has state net operating loss carryforwards of $238,682, which will expire primarily in the next 12 to 20 years. As of December 30, 2021, the Company had state net operating loss carryforwards of $237,019. In fiscal 2021, the Company established a valuation allowance of $2,415 for a portion of its state net operating loss carryforwards that are not more likely than not to be realized. In fiscal 2022, the Company increased the valuation allowance by $9,956 to $12,371. The amount of the state net operating loss carryforwards considered realizable could be adjusted if, among other factors, estimates of future taxable income during the carryforward periods are reduced or increased.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
11. Income Taxes (continued)
Income tax expense (benefit) consists of the following:

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020
Current:
Federal	$(452)	$13	$(32,626)
State	556	129	526
Deferred:
Federal	(3,222)	(12,629)	(24,751)
State	10,255	(3,214)	(14,085)
	$7,137	$(15,701)	$(70,936)
The Company’s effective income tax rate, adjusted for earnings (losses) from noncontrolling interests, was (147.6)%, 26.6% and 36.2% for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The Company's effective income tax rate during fiscal 2022 was negatively impacted by a $9,956 increase in the valuation allowance for state net operating loss carryforwards, partially offset by a corresponding increase in the federal benefit on the valuation allowance of $2,598. Excluding the negative impact of the valuation allowance adjustment, the Company’s effect income tax rate during fiscal 2022 was 4.6%. The Company’s effective income tax rate during fiscal 2020 benefited from several accounting method changes and the March 27, 2020 signing of the CARES Act, one of the provisions of which allows the Company's 2019 and 2020 taxable losses to be carried back to prior fiscal years during which the federal income tax rate was 35.0%, compared to the current statutory federal income tax rate of 21.0%. During fiscal 2020, the Company recorded current tax benefits of $11,976 and deferred tax benefits of $8,095 related to the CARES Act and tax accounting changes. Excluding these favorable impacts, the company’s effective income tax rate for fiscal 2020 was 26.0%. The Company has not included the income tax expense or benefit related to the net earnings or loss attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense or benefit is attributable to its owners.
The Company evaluated the provisions of the CARES Act. Among other things, the CARES Act included provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. After reviewing these provisions, the Company filed income tax refund claims of approximately $37,400 in fiscal 2020 and $24,200 in fiscal 2021, with the primary benefit derived from several accounting method changes and new rules for qualified improvement property expenditures and net operating loss carrybacks. The Company received $31,500 of the tax refunds in fiscal 2020, $7,800 in fiscal 2021 and $22,300 in fiscal 2022.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
11. Income Taxes (continued)
A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	December 29, 2022	December 30, 2021	December 31, 2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Tax benefit from CARES Act and accounting method changes	—	—	10.3
State income taxes, net of federal income tax benefit	4.3	6.7	5.0
Tax credits, net of federal income tax benefit	22.9	1.6	0.2
Valuation allowance	(205.9)	(4.1)	—
Federal income tax benefit on state valuation allowance	53.7	—	—
Excess tax benefits on share-based compensation	(22.1)	(0.6)	(0.2)
Other compensation and benefits	(15.6)	(0.7)	—
Meals and entertainment	(4.1)	(0.4)	—
Other	(1.8)	3.1	(0.1)
	(147.6)%	26.6%	36.2%
Net income taxes refunded in fiscal 2022, fiscal 2021 and fiscal 2020 were $21,935, $8,316 and $33,275, respectively. Net income taxes refunded in fiscal 2022, fiscal 2021 and fiscal 2020 included $22,300, $7,800 and $31,500, respectively, related to federal net operating loss carrybacks to prior years, as allowed under the provisions of the CARES Act.
The Company had no unrecognized tax benefits as of December 29, 2022, December 30, 2021 and December 31, 2020. The Company had no accrued interest or penalties at December 29, 2022 or December 30, 2021. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 29, 2022, $683 of interest income was recognized in the consolidated statement of earnings (loss), compared to $60 of interest income for the year ended December 30, 2021 and $296 of interest income for the year ended December 31, 2020.
In the fourth quarter of 2021, the Company settled, with no significant change, an examination by the Internal Revenue Service of its fiscal 2019 and 2020 income tax returns. The examination included the previous five fiscal years, to the extent that net operating losses were carried back to those fiscal years under the CARES Act. With certain exceptions, the Company's state income tax returns are no longer subject to examination prior to fiscal 2018. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.
12. Commitments and License Rights
Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $5,387 at December 29, 2022.
License Rights – As of December 29, 2022, the Company had license rights to operate three hotels using the Hilton trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.
13. Joint Venture Transactions
At December 29, 2022 and December 30, 2021, the Company held investments with aggregate carrying values of $2,067 and $2,335, respectively. Investments at December 29, 2022 included one joint venture accounted for under the equity method. Investments at December 30, 2021 included two joint ventures accounted for under the equity method.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
13. Joint Venture Transactions (continued)
In December 2021, the Company formed a joint venture with Searchlight Capital Partners (“Searchlight”) to acquire the Kimpton Hotel Monaco Pittsburgh (“Monaco”), a 248-room upper upscale hotel in downtown Pittsburgh, Pennsylvania. The Company invested $2,427 for a 10% equity interest in the Monaco joint venture and entered into a management agreement for the hotel. The Monaco joint venture entity, as the borrower, financed the acquisition of Monaco with a non-recourse mortgage loan. In connection with this mortgage loan, the Company provided an environmental indemnity and a “bad boy” guaranty that provides that the lender can recover losses from the Company for certain bad acts of the Monaco joint venture, such as but not limited to fraud, intentional misrepresentation, voluntary incurrence of prohibited debt, prohibited transfers of the collateral, and voluntary bankruptcy of the Monaco joint venture. Under the terms of the Monaco joint venture operating agreement, Searchlight has fully indemnified the Company under the “bad boy” guarantees for any losses other than those attributable to the Company’s own bad acts and has indemnified the Company to its proportionate liability under the environmental liability.
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
Following is a summary of business segment information for fiscal 2022, fiscal 2021 and fiscal 2020:

	Theatres	Hotels/ Resorts	Corporate Items	Total
Fiscal 2022
Revenues	$407,741	$269,286	$367	$677,394
Operating income (loss)	8,108	18,699	(18,501)	8,306
Depreciation and amortization	47,560	19,160	353	67,073
Assets	750,941	277,990	35,667	1,064,598
Capital expenditures and acquisitions	12,087	24,515	241	36,843

Fiscal 2021
Revenues	$271,248	$186,638	$358	$458,244
Operating income (loss)	(27,559)	5,865	(19,758)	(41,452)
Depreciation and amortization	51,654	20,192	281	72,127
Assets	820,547	305,928	61,886	1,188,361
Capital expenditures and acquisitions	10,299	6,783	—	17,082

Fiscal 2020
Revenues	$132,624	$104,638	$426	$237,688
Operating loss	(121,429)	(43,885)	(13,108)	(178,422)
Depreciation and amortization	53,460	21,096	496	75,052
Assets	871,655	309,320	73,203	1,254,178
Capital expenditures and acquisitions	15,828	4,669	866	21,363
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
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2023 Annual Meeting of Shareholders scheduled to be held on May 11, 2023 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.
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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
2,866,000	$23.76	1,486,777
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

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)Financial Statements.
Unless otherwise indicated, references to “fiscal 2022” refer to the fiscal year ended December 29, 2022; references to “fiscal 2021” refer to the fiscal year ended December 30, 2021; and references to “fiscal 2020” refer to the fiscal year ended December 31, 2020. References to fiscal 2022 and fiscal 2021 year end refer to December 29, 2022 and December 30, 2021, respectively.
The following consolidated financial statements of The Marcus Corporation and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of fiscal 2022 and 2021 year end
•Consolidated Statements of Earnings (Loss) for the 2022, 2021, and 2020 fiscal years
•Consolidated Statements of Comprehensive Income (Loss) for the 2022, 2021, and 2020 fiscal years
•Consolidated Statements of Shareholders’ Equity for the 2022, 2021, and 2020 fiscal years
•Consolidated Statements of Cash Flows for the 2022, 2021, and 2020 fiscal years
•Notes to Consolidated Financial Statements
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

4.5
Fourth Amendment to Credit Agreement, dated July 27, 2022, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2022.]

4.6
Fifth Amendment to Credit Agreement, dated February 10, 2023, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.7	The Marcus Corporation Note Purchase Agreement, dated June 27, 2013. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 27, 2013.]

4.8
The First Amendment to Note Purchase Agreement, dated June 27, 2013, dated April 29, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 30, 2020.]

4.9
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

4.10
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

4.11
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

4.12
The Fifth Amendment to Note Purchase Agreement, dated June 27, 2013, dated February 10, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.13	The Marcus Corporation Note Purchase Agreement, dated December 21, 2016. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 22, 2017.]

4.14
The First Amendment to Note Purchase Agreement, dated December 21, 2016, dated April 29, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 30, 2020.]

4.15
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

4.16
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

4.17
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

4.18
The Fifth Amendment to Note Purchase Agreement, dated December 21, 2016, dated February 10, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.19
Indenture, dated September 22, 2020, between The Marcus Corporation and U.S. Bank, N.A., as trustee. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2020.]

Other than as set forth in Exhibits 4.1 through 4.20, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

4.20	Description of the Registrant’s Securities. [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2019.]

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 10, 2022.]

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

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

10.22*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Stock Option Award Agreement for awards granted after February 23, 2022 (Employees). [Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2021.]

10.23
Purchase Agreement, dated September 17, 2020, between The Marcus Corporation and J.P. Morgan Securities LLC, as representative of the Initial Purchasers. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 22, 2020.]

10.24	Form of Capped Call Transaction Confirmation. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 22, 2020.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 18, 2020. [Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

21	Our subsidiaries as of December 29, 2022.

22	List of guarantor subsidiaries. [Incorporated by reference to Exhibit 22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020].

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

99
Proxy Statement for the 2023 Annual Meeting of Shareholders. (The Proxy Statement for the 2023 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101
The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 29, 2022 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

THE MARCUS CORPORATION

Date: March 2, 2023	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Diane Marcus Gershowitz
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Director		Diane Marcus Gershowitz, Director

By:	/s/ Chad M. Paris	By:	/s/ Timothy E. Hoeksema
	Chad M Paris, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)		Timothy E. Hoeksema, Director
By:	/s/ Stephen H. Marcus	By:	/s/ Allan H. Selig
	Stephen H. Marcus, Chairman and Director		Allan H. Selig, Director

By:	/s/ Philip L. Milstein	By:	/s/ Brian J. Stark
	Philip L. Milstein, Director		Brian J. Stark, Director

By:	/s/ Bruce J. Olson	By:	/s/ Austin M. Ramirez
	Bruce J. Olson, Director		Austin M. Ramirez, Director

By:	/s/ Katherine M. Gehl
Katherine M. Gehl, Director