Form 10-Q
period 2023-03-30
MARCUS CORP
filed 2023-05-04
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2023

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
COMMON STOCK OUTSTANDING AT MAY 1, 2023 – 24,594,510
CLASS B COMMON STOCK OUTSTANDING AT MAY 1, 2023 –7,078,410

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 30, 2023	December 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,051	$21,704
Restricted cash	2,765	2,802
Accounts receivable, net of reserves of $164 and $172, respectively	19,580	21,455
Assets held for sale	458	460
Other current assets	20,001	17,474
Total current assets	52,855	63,895

Property and equipment:
Land and improvements	132,258	132,285
Buildings and improvements	730,541	729,177
Leasehold improvements	167,596	167,516
Furniture, fixtures and equipment	388,243	386,197
Finance lease right-of-use assets	29,885	29,885
Construction in progress	14,448	10,305
Total property and equipment	1,462,971	1,455,365
Less accumulated depreciation and amortization	755,068	739,600
Net property and equipment	707,903	715,765

Operating lease right-of-use assets	191,125	194,965

Other assets:
Investments in joint ventures	1,896	2,067
Goodwill	74,996	75,015
Other	12,913	12,891
Total other assets	89,805	89,973
TOTAL ASSETS	$1,041,688	$1,064,598
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 30, 2023	December 29, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,110	$32,187
Income taxes	532	—
Taxes other than income taxes	16,283	17,948
Accrued compensation	12,644	22,512
Other accrued liabilities	54,208	56,275
Current portion of finance lease obligations	2,509	2,488
Current portion of operating lease obligations	14,522	14,553
Current maturities of long-term debt	10,339	10,432
Total current liabilities	140,147	156,395

Finance lease obligations	14,437	15,014

Operating lease obligations	191,187	195,281

Long-term debt	178,918	170,005

Deferred income taxes	23,399	26,567

Other long-term obligations	45,193	44,415

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,691,548 shares at March 30, 2023 and 24,498,243 shares at December 29, 2022	24,692	24,498
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,078,410 shares at March 30, 2023 and 7,110,875 shares at December 29, 2022	7,078	7,111
Capital in excess of par	157,000	153,794
Retained earnings	263,239	274,254
Accumulated other comprehensive loss	(1,785)	(1,694)
	450,224	457,963
Less cost of Common Stock in treasury (97,220 shares at March 30, 2023 and 78,882 shares at December 29, 2022)	(2,091)	(1,866)
Total shareholders’ equity attributable to The Marcus Corporation	448,133	456,097
Noncontrolling interest	274	824
Total equity	448,407	456,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,041,688	$1,064,598
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended
	March 30, 2023	March 31, 2022
Revenues:
Theatre admissions	$47,635	$38,417
Rooms	17,857	17,430
Theatre concessions	42,375	35,464
Food and beverage	15,193	14,511
Other revenues	19,688	18,807
	142,748	124,629
Cost reimbursements	9,528	7,613
Total revenues	152,276	132,242

Costs and expenses:
Theatre operations	51,069	44,428
Rooms	9,278	8,203
Theatre concessions	15,730	15,193
Food and beverage	13,568	12,140
Advertising and marketing	5,065	4,481
Administrative	19,851	19,081
Depreciation and amortization	15,876	17,231
Rent	6,493	6,250
Property taxes	4,757	4,745
Other operating expenses	10,049	9,674
Reimbursed costs	9,528	7,613
Total costs and expenses	161,264	149,039

Operating loss	(8,988)	(16,797)

Other income (expense):
Investment income (loss)	260	(268)
Interest expense	(3,008)	(4,092)
Other expense	(401)	(153)
Equity losses from unconsolidated joint ventures	(171)	(141)
	(3,320)	(4,654)

Loss before income taxes	(12,308)	(21,451)
Income tax benefit	(2,842)	(6,549)
Net loss	(9,466)	(14,902)
Net earnings (loss) attributable to noncontrolling interests	—	—
Net loss attributable to The Marcus Corporation	$(9,466)	$(14,902)

Net loss per share - basic:
Common Stock	$(0.31)	$(0.48)
Class B Common Stock	$(0.28)	$(0.44)

Net loss per share - diluted:
Common Stock	$(0.31)	$(0.48)
Class B Common Stock	$(0.28)	$(0.44)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended
	March 30, 2023	March 31, 2022

Net loss	$(9,466)	$(14,902)
Other comprehensive income (loss), net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect (benefit) of $(5), and $67, respectively	(11)	190
Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $(8) and $79, respectively	(22)	223
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect (benefit) of $(20) and $41, respectively	(58)	118
Other comprehensive income (loss)	(91)	531
Comprehensive loss	(9,557)	(14,371)
Comprehensive earnings (loss) attributable to noncontrolling interests	—	—
Comprehensive loss attributable to The Marcus Corporation	$(9,557)	$(14,371)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	13 Weeks Ended
	March 30, 2023	March 31, 2022

OPERATING ACTIVITIES:
Net loss	$(9,466)	$(14,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	171	141
(Gain) loss on disposition of property, equipment and other assets	398	(424)
Depreciation and amortization	15,876	17,231
Amortization of debt issuance costs	367	413
Share-based compensation	2,172	2,917
Deferred income taxes	(3,117)	(6,342)
Other long-term obligations	771	(460)
Contribution of the Company’s stock to savings and profit-sharing plan	1,259	956
Changes in operating assets and liabilities:
Accounts receivable	1,910	7,495
Government grants receivable	—	4,335
Other assets	(2,130)	(1,841)
Operating leases	(285)	(1,161)
Accounts payable	(2,501)	(10,956)
Income taxes	265	22,704
Taxes other than income taxes	(1,665)	(3,908)
Accrued compensation	(9,891)	(6,563)
Other accrued liabilities	(1,868)	(3,164)
Total adjustments	1,732	21,373
Net cash provided by (used in) operating activities	(7,734)	6,471

INVESTING ACTIVITIES:
Capital expenditures	(8,921)	(6,562)
Proceeds from disposals of property, equipment and other assets	—	3,438
Proceeds from sale of trading securities	9	1
Purchase of trading securities	(514)	—
Other investing activities	(105)	20
Net cash used in investing activities	(9,531)	(3,103)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	29,000	22,000
Repayment of borrowings on revolving credit facility	(20,000)	(22,000)
Repayments on short-term borrowings	—	(820)
Principal payments on long-term debt	(431)	(427)
Debt issuance costs	(50)	—
Principal payments on finance lease obligations	(556)	(584)
Equity transactions:
Treasury stock transactions, except for stock options	(292)	(1,364)
Exercise of stock options	2	26
Dividends paid	(1,548)	—
Distributions to noncontrolling interest	(550)	—
Net cash provided by ( used in) financing activities	5,575	(3,169)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,690)	199
Cash, cash equivalents and restricted cash at beginning of period	24,506	24,054
Cash, cash equivalents and restricted cash at end of period	$12,816	$24,253

Supplemental Information:
Interest paid, net of amounts capitalized	$4,356	$5,904
Income taxes refunded (paid), including interest earned	(11)	22,911
Change in accounts payable for additions to property, equipment and other assets	(588)	(1,041)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 30, 2023
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 weeks ended March 30, 2023 and March 31, 2022 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 30, 2023, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2022.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 29, 2022, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Noncontrolling Interest - The Company has an ownership interest greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is included in the accounts of the Company. The Company is the primary beneficiary of the VIE and the Company’s interest is considered a majority voting interest. The primary asset of this VIE, The Skirvin Hilton, was sold on December 16, 2022. The equity interest of outside owners in consolidated entities is recorded as noncontrolling interest in the consolidated balance sheets. The remaining noncontrolling interest as of March 30, 2023, represents undistributed cash in the joint venture.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $15,868 and $17,223 for the 13 weeks ended March 30, 2023 and March 31, 2022, respectively.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of March 30, 2023, assets held for sale consists of excess land.
Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. There were no indicators of impairment identified during the 13 weeks ended March 30, 2023 or March 31, 2022.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 13 weeks ended March 30, 2023 or March 31, 2022.
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
The following table illustrates the computation of Common Stock basic and diluted net loss per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended
	March 30, 2023	March 31, 2022

Numerator:
Net loss attributable to The Marcus Corporation	$(9,466)	$(14,902)
Denominator (in thousands):
Denominator for basic EPS	31,572	31,445
Effect of dilutive employee stock options	—	—
Effect of convertible notes	—	—
Denominator for diluted EPS	31,572	31,445
Net loss per share - basic:
Common Stock	$(0.31)	$(0.48)
Class B Common Stock	$(0.28)	$(0.44)
Net loss per share - diluted:
Common Stock	$(0.31)	$(0.48)
Class B Common Stock	$(0.28)	$(0.44)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect. During the 13 weeks ended March 30, 2023 and March 31, 2022, respectively, approximately 41,869 and 81,076 common stock equivalents were excluded from the computation of diluted loss per share due to the Company’s net loss. During the 13 weeks ended March 30, 2023, and March 31, 2022, respectively, 9,170,800 and 9,084,924 shares related to the convertible notes were excluded from the computation of diluted loss per share as the effect would have been anti-dilutive.
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 13 weeks ended March 30, 2023 and March 31, 2022 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Exercise of stock options	—	—	(1)	—	—	3	2	—	2
Purchase of treasury stock	—	—	—	—	—	(313)	(313)	—	(313)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(3)	—	—	24	21	—	21
Issuance of non-vested stock	82	—	(143)	—	—	61	—	—	—
Shared-based compensation	—	—	2,172	—	—	—	2,172	—	2,172
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(550)	(550)
Comprehensive income (loss)	—	—	—	(9,466)	(91)	—	(9,557)	—	(9,557)
BALANCES AT MARCH 30, 2023	$24,692	$7,078	$157,000	$263,239	$(1,785)	$(2,091)	$448,133	$274	$448,407

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
Exercise of stock options	—	—	(5)	—	—	31	26	—	26
Purchase of treasury stock	—	—	—	—	—	(1,373)	(1,373)	—	(1,373)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	1	—	—	8	9	—	9
Issuance of non-vested stock	78	—	(236)	—	—	158	—	—	—
Shared-based compensation	—	—	2,917	—	—	—	2,917	—	2,917
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(14,902)	531	—	(14,371)	—	(14,371)
BALANCES AT MARCH 31, 2022	$24,498	$7,111	$149,234	$274,403	$(10,913)	$(2,555)	$441,778	$—	$441,778
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	March 30, 2023	December 29, 2022

Unrecognized gain on interest rate swap agreements	$—	$80
Net unrecognized actuarial loss for pension obligation	(1,785)	$(1,774)
	$(1,785)	$(1,694)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 30, 2023 and December 29, 2022, respectively, the Company’s $4,544 and $3,932 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 29, 2022, the Company’s $6,000 of investments in money market funds were valued using Level 1 pricing inputs and were included in cash and cash equivalents. The Company had no investments in money market funds at March 30, 2023.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At December 29, 2022, the Company’s $108 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs. This contracted terminated on March 1, 2023.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At March 30, 2023 and December 29, 2022, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $80,000 of senior notes, valued using Level 2 pricing inputs, is approximately $72,554 at March 30, 2023, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $157,576 at March 30, 2023, determined based on market rates and the closing trading price of the convertible senior notes as of March 30, 2023. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended
	March 30, 2023	March 31, 2022

Service cost	$122	$264
Interest cost	453	335
Net amortization of prior service cost and actuarial loss	(16)	257
Net periodic pension cost	$559	$856
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.

Revenue Recognition – The disaggregation of revenues by business segment for the 13 weeks ended March 30, 2023 is as follows:

	13 Weeks Ended March 30, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$47,635	$—	$—	$47,635
Rooms	—	17,857	—	17,857
Theatre concessions	42,375	—	—	42,375
Food and beverage	—	15,193	—	15,193
Other revenues(1)	6,366	13,233	89	19,688
Cost reimbursements	—	9,528	—	9,528
Total revenues	$96,376	$55,811	$89	$152,276

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 weeks ended March 31, 2022 is as follows:

	13 Weeks Ended March 31, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$38,417	$—	$—	$38,417
Rooms	—	17,430	—	17,430
Theatre concessions	35,464	—	—	35,464
Food and beverage	—	14,511	—	14,511
Other revenues(1)	5,610	13,103	94	18,807
Cost reimbursements	—	7,613	—	7,613
Total revenues	$79,491	$52,657	$94	$132,242

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $37,561 and $37,046 as of March 30, 2023 and December 29, 2022, respectively. The Company had no contract assets as of March 30, 2023 and December 29, 2022. During the 13 weeks ended March 30, 2023, the Company recognized revenue of $6,276 that was included in deferred revenues as of December 29, 2022. During the 13 weeks ended March 31, 2022, the Company recognized revenue of $5,383 that was included in deferred revenues as of December 30, 2021. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of March 30, 2023, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $2,347 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of March 30, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $17,535 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of March 30, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,862 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.

2. Long-Term Debt
Long-term debt is summarized as follows:

	March 30, 2023	December 29, 2022

Senior notes	$80,000	$80,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	850	954
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	1,914	2,240
Revolving credit agreement	9,000	—
Debt issuance costs	(2,557)	(2,807)
Total debt, net of debt issuance costs	189,257	180,437
Less current maturities, net of issuance costs	10,339	10,432
Long-term debt	$178,918	$170,005
Credit Agreement
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
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At March 30, 2023, there were borrowings of $9,000 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (“SOFR”) plus a margin, effectively 9.35% at March 30, 2023. Availability under the line at March 30, 2023, was $212,773, after taking into consideration outstanding letters of credit that reduce revolver availability.
Effective with the Fifth Amendment on February 10, 2023, the variable rate LIBOR benchmark in the Credit Agreement was replaced with SOFR. Borrowings under the Credit Agreement now generally bear interest at a variable rate equal to: (i) SOFR plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 30, 2023
(in thousands, except share and per share data)

generally requires the Company to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on our consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment, the Second Amendment and the Fifth Amendment: (A) in respect of revolving loans, (1) the Company is charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for SOFR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”); and (B) in respect of term loans, the specified margin is 2.75% for SOFR borrowings and 1.75% for ABR borrowings, in each case, at all times.
The Credit Agreement contains various restrictions and covenants. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, and (d) restricts the Company’s ability to incur additional indebtedness and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities. Beginning with the first quarter of fiscal 2023, the Company has returned to compliance with prior financial covenants under the Credit Agreement that were temporarily waived (specifically, the consolidated fixed charge coverage ratio), removing any limitations on the total amount of quarterly dividends or share repurchases. During fiscal 2022 the Credit Agreement limited the total amount of quarterly dividend payments or share repurchases to no more than $1,550 per quarter.
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
Note Purchase Agreements
At March 30, 2023 and December 29, 2022, the Company’s $80,000 of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.
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
FOR THE 13 WEEKS ENDED MARCH 30, 2023
(in thousands, except share and per share data)

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
Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At March 30, 2023, the applicable conversion rate is 91.6622 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an applicable conversion price of approximately $10.91 per share of Common Stock). If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
Since the Company’s fiscal 2021 second quarter through the Company’s fiscal 2023 second quarter, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers (as defined in the Convertible Notes purchase agreement) of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 30, 2023
(in thousands, except share and per share data)

Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At March 30, 2023, the adjusted cap price is approximately $17.81 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
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
Total lease cost consists of the following:

		13 Weeks Ended
Lease Cost	Classification	March 30, 2023	March 31, 2022

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$691	$705
Interest on lease liabilities	Interest expense	198	221
		$889	$926
Operating lease costs:
Operating lease costs	Rent expense	$6,044	$6,377
Variable lease cost	Rent expense	416	(163)
Short-term lease cost	Rent expense	33	36
		$6,493	$6,250

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 30, 2023
(in thousands, except share and per share data)

Additional information related to leases is as follows:

	13 Weeks Ended
Other Information	March 30, 2023	March 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$556	$584
Operating cash flows from finance leases	198	221
Operating cash flows from operating leases	6,430	7,124

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	—	72
Operating lease liabilities	—	183

	March 30, 2023	December 29, 2022

Finance leases:
Property and equipment – gross	$29,885	$29,885
Accumulated depreciation and amortization	(16,022)	(15,332)
Property and equipment - net	$13,863	$14,553
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	March 30, 2023	December 29, 2022
Weighted-average remaining lease terms:
Finance leases	7 years	7 years
Operating leases	12 years	12 years

Weighted-average discount rates:
Finance leases	4.59%	4.59%
Operating leases	4.51%	4.51%
Deferred rent payments of approximately $790 for the Company’s operating leases have been included in the total operating lease obligations as of March 30, 2023, of which approximately $587 is included in long-term operating lease obligations.
4. Income Taxes
The Company’s effective income tax rate for the 13 weeks ended March 30, 2023 and March 31, 2022 was 23.1% and 30.5%, respectively. During the 13 weeks ended March 31, 2022, the Company received $22,959 of income tax refunds related to its fiscal 2020 tax return, including $636 of interest which is included within income tax benefit in the consolidated statement of earnings (loss).

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 30, 2023
(in thousands, except share and per share data)

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
Following is a summary of business segment information for the 13 weeks ended March 30, 2023 and March 31, 2022:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
March 30, 2023
Revenues	$96,376	$55,811	$89	$152,276
Operating income (loss)	1,519	(5,032)	(5,475)	(8,988)
Depreciation and amortization	11,488	4,301	87	15,876

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
March 31, 2022
Revenues	$79,491	$52,657	$94	$132,242
Operating loss	(8,020)	(2,974)	(5,803)	(16,797)
Depreciation and amortization	12,191	4,950	90	17,231

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
RESULTS OF OPERATIONS
General
We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2023 is a 52-week year beginning on December 30, 2022 and ending on December 28, 2023. Fiscal 2022 was a 52-week year that began on December 31, 2021 and ended on December 29, 2022.
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2023 consisted of the 13-week period beginning on December 30, 2022 and ended on March 30, 2023. The first quarter of fiscal 2022 consisted of the 13-week period beginning December 31, 2021 and ended on March 31, 2022. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
COVID-19 did not materially impact our results for the first quarter of fiscal 2023. For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 29, 2022, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. For

discussion regarding potential impacts of future pandemics refer to the discussion of our operational risks and financial risks found in “Part I-Item 1A-Risk Factors” in our 2022 Annual Report.
Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the first quarter of fiscal 2023 and fiscal 2022 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2023	F2022	Amt.	Pct.
Revenues	$152.3	$132.2	$20.1	15.1%
Operating loss	(9.0)	(16.8)	7.8	46.5%
Other income (expense)	(3.3)	(4.7)	1.3	28.7%
Net loss attributable to The Marcus Corp.	$(9.5)	$(14.9)	$5.4	36.5%
Net loss per common share - diluted	$(0.31)	$(0.48)	$0.17	35.4%
Revenues increased and operating loss, net loss attributable to The Marcus Corporation and net loss per diluted common share improved significantly during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Increased revenues from both our theatre division and hotels and resorts division and a reduced operating loss from our theatre division contributed to the improvement during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Our first quarter is typically the seasonally weakest quarter of our fiscal year due to the traditionally reduced level of winter travel at our predominantly Midwestern portfolio of owned hotels. The first quarter of fiscal 2022 was also negatively impacted due to the fact that releases of new films were limited and travel was reduced due to the lingering impacts of the COVID-19 pandemic and subsequent variants.
Net loss attributable to The Marcus Corporation during the first quarter of fiscal 2023 was favorably impacted by decreased interest expense compared to the first quarter of fiscal 2022 and investment income during the first quarter of fiscal 2023 compared to investment losses in the first quarter of fiscal 2022.
We recognized investment income of $0.3 million during the first quarter of fiscal 2023 compared to investment losses of $0.3 million in the first quarter of fiscal 2022. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $3.0 million for the first quarter of fiscal 2023 compared to $4.1 million for the first quarter of fiscal 2022. The decrease in interest expense in fiscal 2023 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported an income tax benefit for the first quarter of fiscal 2023 of $2.8 million compared to an income tax benefit of $6.5 million during the first quarter of fiscal 2022. Our fiscal 2023 first quarter effective income tax rate was 23.1%, and was favorably impacted by a decrease in valuation allowances on certain state income tax net operating loss carryforwards expected to be utilized in the current year. Our fiscal 2022 first quarter effective income tax rate was 30.5%. We anticipate that our effective income tax rate for fiscal 2023 may be in the 24-28% range, excluding any potential further changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2023 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres
The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the first quarter of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2023	F2022	Amt.	Pct.
Revenues	$96.4	$79.5	$16.9	21.2%
Operating income (loss)	1.5	(8.0)	9.5	118.8%
Operating margin (% of revenues)	1.6%	(10.1)%
Our theatre division revenues and operating income increased during the first quarter of fiscal 2023, with an increase in the number of new films released by movie studios resulting in higher attendance compared to the first quarter of fiscal 2022. Our operating income during the first quarter of fiscal 2023 significantly improved compared to the operating loss in the first quarter of fiscal 2022 as a result of higher overall revenues and greater labor productivity.
The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2023	F2022	Amt.	Pct.
Admission revenues	$47.6	$38.4	$9.2	24.0%
Concession revenues	42.4	35.5	6.9	19.5%
Other revenues	6.4	5.6	0.8	14.3%
Total revenues	96.4	79.5	16.9	21.2%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2023 first quarter results, U.S. box office receipts increased 26.3% during our fiscal 2023 first quarter compared to the same comparable weeks in fiscal 2022, indicating that our increase in admission revenues during the first quarter of fiscal 2023 of 24.0% underperformed the industry by 2.3 percentage points. We believe our underperformance is attributable to the more significant impact of the Omicron variant of COVID-19 in other regions of the country than in our primarily Midwestern markets during the first quarter of fiscal 2022, representing a higher opportunity for growth in 2023 nationally than in our markets. Additional data received and compiled by us from Comscore indicates our admission revenues during the first quarter of fiscal 2023 represented approximately 3.2% of the total admission revenues in the U.S. during the periods (commonly referred to as market share in our industry). This represents a decrease over our reported market share of approximately 3.4% during the first quarter of fiscal 2022, which we believe is also attributable to the Omicron variant more significantly impacting other regions of the country during the first quarter of fiscal 2022. Our goal is to continue our past pattern of outperforming the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance increased significantly during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, resulting primarily from an increase in the number of wide-release films. During the first quarter of fiscal 2023 there were 21 wide-release films, compared to 12 wide-release films during the first quarter of fiscal 2022. Total theatre attendance increased 13.9% during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, resulting in increases in both admission revenues and concession revenues.
Our highest grossing films during the fiscal 2023 first quarter included Avatar: The Way of Water, Ant-Man and the Wasp: Quantumania, Creed III, Puss in Boots: The Last Wish and M3GAN. Our top five films during our fiscal 2023 first quarter accounted for 51% of our total box office results, compared to 66% for the top five films during the first quarter of fiscal 2022, both expressed as a percentage of the total admission revenues for the period. A decreased concentration of blockbuster films during a given quarter often has the effect of lowering our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. While the first quarter of fiscal 2023 was less concentrated on blockbuster films compared to the first quarter of fiscal 2022, due to the impact of one particularly strong blockbuster showing during the quarter (Avatar: The Way of Water), our overall film rental cost as a percentage of admission revenues remained flat compared to the prior year.
Our average ticket price increased 8.8% during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The increase in our average ticket price during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was favorably impacted by a higher percentage of 3D films in our fiscal 2023 first quarter, and inflationary price increases that we implemented during the second quarter of fiscal 2022 in response to increases in labor and supply costs, which were partially offset by a lower proportion of admission revenues from premium large format screens (with a higher ticket price) due to the mix of films. The increase in average ticket price favorably impacted our admission revenues of our comparable theatres by $3.9 million during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. During the last week of the first quarter of fiscal 2023, we implemented several pricing changes to our Value Tuesday promotion across our theatre circuit, which has historically offered $5 admission and free complementary-size popcorn to our loyalty program members. Our new Value Tuesday promotion features $6 admission for members of our free Magical Movie Rewards (MMR) loyalty program, $7 admission for non-MMR customers, and replaces free complementary-size popcorn with a 20% discount on all concessions, food and non-alcoholic beverages for MMR members.
Our average concession revenues per person increased by 5.0% during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The increase in our average concession revenues per person during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 was due to inflationary increases in concessions prices in response to increases in food and labor costs. We also believe average concession revenues per person was positively impacted by a new food and beverage menu introduced in the fourth quarter of fiscal 2022. Finally, we believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. The increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $2.0 million during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.
Other revenues increased by approximately $0.8 million during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The increase was primarily due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising income.
Several films have performed well in the early weeks of our fiscal 2023 second quarter, including Creed III, Scream VI, Air, John Wick: Chapter 4, Dungeons & Dragons: Honor Among Thieves, Evil Dead Rise, and The Super Mario Bros. Movie. While the quantity of films available for theatrical exhibition remains below pre-pandemic levels, we expect to see increases in the quantity of available films in 2023 and 2024. Although it is possible that schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2023 that have potential to perform very well include Guardians of the Galaxy Vol. 3, Fast X, The Little Mermaid, Spider-Man: Across the Spiderverse, Transformers: Rise of the Beasts, Elemental, The Flash, Indiana Jones & The Dial of Destiny, The Marvels, Mission: Impossible - Dead Reckoning Part One, Barbie, Oppenheimer, The Haunted Mansion, Gran Turismo, Teenage Mutant Ninja Turtles: Mutant Mayhem, Killers of the Flower Moon, The Meg 2, Trolls 3, Hunger Games: The Ballad of Songbirds and Snakes, Wish, Dune: Part Two, Wonka, The Ghostbusters Sequel and Aquaman and the Lost Kingdom.
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
We ended the first quarter of fiscal 2023 with a total of 1,053 company-owned screens in 84 theatres, compared to 1,064 company-owned screens in 85 theatres at the end of the first quarter of fiscal 2022. Early in our fiscal 2023 first quarter, we made the decision to close one of our owned theatres.

Hotels and Resorts
The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the first quarter of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2023	F2022	Amt.	Pct.
Revenues	$55.8	$52.7	$3.2	6.0%
Operating loss	(5.0)	(3.0)	(2.1)	(69.2)%
Operating margin (% of revenues)	(9.0)%	(5.6)%
On December 16, 2022 we completed the sale of The Skirvin Hilton in Oklahoma City, Oklahoma (we held a majority-ownership position in this hotel prior to its sale). The results of The Skirvin Hilton are included in our divisional and consolidated results of operations during fiscal 2022 through the date of the sale.
Excluding The Skirvin Hilton from fiscal 2022 results, hotels and resorts revenues increased 13.6% during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Our hotels and resorts division operating loss during the first quarter of fiscal 2023 increased compared to the first quarter of fiscal 2022 due to the sale of The Skirvin Hilton (which had operating income during the first quarter of fiscal 2022), a decrease in certain other revenue at one of our condo hotel properties, and increased labor costs during the fiscal 2023 period as we increased our staffing levels to enhance the customer experience compared to the first quarter of fiscal 2022 when various positions were unfilled due to staffing shortages.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2023	F2022	Amt.	Pct.
Room revenues	$17.9	$17.4	$0.4	2.4%
Food/beverage revenues	15.2	14.5	0.7	4.7%
Other revenues	13.2	13.1	0.1	1.0%
Total revenues before cost reimbursements	46.3	45.0	1.2	2.8%
Cost reimbursements	9.5	7.6	1.9	25.2%
Total revenues	$55.8	$52.7	$3.2	6.0%
Our first quarter is typically the seasonally weakest quarter of our fiscal year for our hotels and resorts division due to the traditionally reduced level of winter travel at our predominantly Midwestern portfolio of owned hotels. Division revenues before cost reimbursements increased during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, despite the negative impact of the sale of the Skirvin Hilton, due to increased occupancy and average daily rate at our seven remaining owned hotels.

The following table sets forth certain operating statistics for the first quarter of fiscal 2023 and fiscal 2022, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	First Quarter
			Variance
	F2023	F2022	Amt.	Pct.
Occupancy pct.	50.8%	46.1%	4.7 pts	10.1%
ADR	$155.35	$145.68	$9.67	6.6%
RevPAR	$78.95	$67.19	$11.76	17.5%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The Skirvin Hilton is not included in the fiscal 2022 statistics.
RevPAR increased at all seven of our comparable company-owned properties during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. Leisure travel customers provided the most demand during the fiscal 2023 first quarter, with weekend business relatively strong at the majority of our properties. Leisure travel demand was negatively impacted during the first quarter of fiscal 2023 by a lack of snow, resulting in unfavorable ski conditions at our Grand Geneva Resort and Spa compared to the first quarter of the prior year. During the first quarter of fiscal 2023, our non-group business represented approximately 71% of our total rooms revenue, consistent with approximately 71% during the first quarter of fiscal 2022. Non-group retail pricing remained very strong in the majority of our markets during the first quarter of fiscal 2023, with leisure demand contributing to increased occupancy percentages and ADR.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2023 first quarter results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 28.3% during our fiscal 2023 first quarter compared to the same period during fiscal 2022, leading us to believe we underperformed the industry during the fiscal 2023 first quarter by approximately 10.8 percentage points. Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 25.6% during our first quarter, again compared to the same period in fiscal 2022. Therefore, we believe we underperformed our competitive sets during the first quarter of fiscal 2023 by approximately 8.1 percentage points. To put this in context, we believe our underperformance to both the industry and our competitive sets occurred because occupancy at our hotels recovered earlier in fiscal 2022 than the industry and competitive hotels in our markets, which generally lagged our occupancy levels in fiscal 2022. This resulted in the industry and competitive hotels in our markets growing occupancy at a faster rate than our owned hotels during the first quarter of fiscal 2023 compared to the prior year as lagging occupancy levels recovered.
Looking to future periods, overall occupancy in the U.S. is expected to slowly increase given that, in recent months, occupancy reached its highest level since the start of the pandemic. In the near term, we expect most demand will continue to come from the leisure travel segment. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We are experiencing gradual increases in business travel as corporate training events, meetings, and conferences return and downtown offices reopen. As of the date of this report, our group room revenue bookings for fiscal 2023 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 7% ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2024 is running approximately 5% behind where we were at the same time in early fiscal 2022 for fiscal 2023. Banquet and catering revenue pace for fiscal 2023 and fiscal 2024 is similarly running ahead of where we were at this same time last year. We are encouraged by continuing positive trends in group bookings for fiscal 2023 and beyond.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the first quarter of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2023	F2022	Amt.	Pct.
Theatres	$13.8	$4.8	$9.0	188.8%
Hotels and resorts	(0.4)	2.4	(2.8)	(117.2)%
Corporate items	(3.9)	(3.8)	(0.1)	(3.2)%
Total Adjusted EBITDA	$9.5	$3.4	$6.1	182.2%
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	First Quarter
	F2023	F2022
Net loss attributable to The Marcus Corporation	$(9.5)	$(14.9)
Add (deduct):
Investment (income) loss	(0.3)	0.3
Interest expense	3.0	4.1
Other expense	0.4	0.6
Loss (gain) on disposition of property, equipment and other assets	0.4	(0.4)
Equity (earnings) losses from unconsolidated joint ventures	0.2	0.1
Income tax benefit	(2.8)	(6.5)
Depreciation and amortization	15.9	17.2
Share-based compensation expenses (1)	2.2	2.9
Total Adjusted EBITDA	$9.5	$3.4

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	First Quarter, F2023
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$1.5	$(5.0)	$(5.5)	$(9.0)
Depreciation and amortization	11.5	4.3	0.1	15.9
Loss (gain) on disposition of property, equipment and other assets	0.3	0.1	—	0.4
Share-based compensation (1)	0.5	0.2	1.5	2.2
Total Adjusted EBITDA	$13.8	$(0.4)	$(3.9)	$9.5

	First Quarter, F2022
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(8.0)	$(3.0)	$(5.8)	$(16.8)
Depreciation and amortization	12.2	5.0	0.1	17.2
Share-based compensation (1)	0.6	0.4	1.9	2.9
Total Adjusted EBITDA	$4.8	$2.4	$(3.8)	$3.4
(1)Non-cash expense related to share-based compensation programs.
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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 88-year history and our financial position remains strong. As of March 30, 2023, we had a cash balance of approximately $10.1 million, $212.8 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio was 0.30. With our strong liquidity position combined with cash generated from operations, we believe we are positioned to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as our longer-term capital requirements.
However, future compliance with our debt covenants could be impacted if we are unable to continue operations as currently expected, which could be impacted by matters that are not entirely in our control, such as the protective actions resulting from future pandemics and the timing of new movie releases. Future compliance with our debt covenants could also be impacted if the speed of recovery of our theatres business is slower than currently expected. For example, our current expectations are that our theatre division will continue to improve during fiscal 2023, but still report results below comparable periods in fiscal 2019. In the event we are unable to comply with our debt covenants in future periods, we would either seek covenant waivers or attempt to amend our covenants, though there is no certainty that we would be successful in such efforts.
Financial Condition
Net cash used in operating activities totaled $7.7 million during the first quarter of fiscal 2023, compared to net cash provided by operating activities of $6.5 million during the first quarter of fiscal 2022. The $14.2 million decrease in net cash provided by operating activities was due primarily to the receipt of refundable income taxes of $22.7 million and government grants of $4.3 million during the first quarter of fiscal 2022 that did not recur in fiscal 2023, partially offset by a reduced net loss and the favorable timing in the payment of accounts payable and other working capital payments during the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022.

Net cash used in investing activities during the first quarter of fiscal 2023 totaled $9.5 million, compared to net cash used in investing activities of $3.1 million during the first quarter of fiscal 2022. The increase in net cash used in investing activities of $6.4 million was the result of an increase of $2.4 million in capital expenditures and the sale of non-core real estate assets of $3.4 million during the first quarter of fiscal 2022 that did not recur in fiscal 2023. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $8.9 million during the first quarter of fiscal 2023 compared to $6.6 million during the first quarter of fiscal 2022.
Fiscal 2023 first quarter cash capital expenditures included approximately $4.2 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2023 of approximately $4.7 million, including costs related to guest rooms renovations at the Grand Geneva and normal maintenance capital projects.
Net cash provided by financing activities during the first quarter of fiscal 2023 totaled $5.6 million compared to net cash used in financing activities of $3.2 million during the first quarter of fiscal 2022. During the first quarter of fiscal 2023, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $29.0 million of new short-term revolving credit facility borrowings, and we made $20.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2023 (net increase in borrowings on our credit facility of $9.0 million). We ended the first quarter of fiscal 2023 with $9.0 million of outstanding borrowings under our revolving credit facility. During the first quarter of fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $22.0 million of new short-term revolving credit facility borrowings, and we made $22.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2022.
Principal payments on long-term debt were approximately $0.4 million during the first quarter of fiscal 2023 compared to payments of $0.4 million during the first quarter of fiscal 2022. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.30 at March 30, 2023, compared to 0.28 at December 29, 2022.
During the first quarter of fiscal 2023 and the first quarter of fiscal 2022, we did not repurchase any shares of our common stock in the open market. As of March 30, 2023, approximately 2.5 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
During the first quarter of fiscal 2023 the Board of Directors declared a regular quarterly dividend of $0.05 per share of common stock. The dividend was paid on March 20, 2023 to shareholders of record on March 13, 2023. The Board of Directors also declared a dividend of $0.045 per share on the Class B common stock. The dividend on the Class B common stock, which is not publicly traded, was paid on March 20, 2023 to shareholders of record on March 13, 2023. Dividends paid during the first quarter of fiscal 2023 were $1.5 million. We did not make any dividend payments during the first quarter of fiscal 2022.
Our Credit Agreement, as amended, limited the total amount of quarterly dividend payments or share repurchases during fiscal 2022 to no more than $1.55 million per quarter. Beginning with the first quarter of fiscal 2023, we have returned to compliance with prior financial covenants under the Credit Agreement that were temporarily waived (specifically, the consolidated fixed charge coverage ratio), removing any limitations on the total amount of quarterly dividends or share repurchases. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
During the first quarter of fiscal 2023, we amended the Credit Agreement by entering into the Fifth Amendment effective on February 10, 2023, which replaced the variable rate LIBOR benchmark with the secured overnight financing rate (“SOFR”). Borrowings under the Credit Agreement now generally bear interest at a variable rate equal to: (i) SOFR plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date; or (ii) the base rate (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our consolidated debt to capitalization ratio as of the most recent determination date. In addition, the Credit Agreement generally requires us to pay a facility fee equal to 0.125% to 0.25% of the total revolving commitment, depending on our consolidated debt to capitalization ratio, as defined in the Credit Agreement. However, pursuant to the First Amendment, the Second Amendment and the Fifth Amendment: (1) we are charged a facility fee equal to 0.40% of the total revolving credit facility commitment and (2) the specified margin is 2.35% for SOFR borrowings and 1.35% for ABR borrowings, which facility fee rate and specified margins will remain in effect until the end of the first fiscal quarter ending after the end of any period in which the testing of any financial covenant in the Credit Agreement is suspended (the “specified period”).
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 29, 2022. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have not experienced any material changes in our market risk exposures since December 29, 2022.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 30 - February 3	—	$—	—	2,522,646
February 4 - March 3	19,858	15.74	19,858	2,502,788
March 4 - March 30	—	—	—	2,502,788
Total	19,858	$15.74	19,858	2,502,788
(1)Through March 30, 2023, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 30, 2023, we had repurchased approximately 9.2 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the first quarter of 2022 were purchased in conjunction with the exercise of stock options pursuant to the publicly announced repurchase authorization.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits

4.1
Fifth Amendment to Credit Agreement, dated February 10, 2023, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2022.]

4.2
The Fifth Amendment to Note Purchase Agreement, dated June 27, 2013, dated February 10, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.12 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2022.]

4.3
The Fifth Amendment to Note Purchase Agreement, dated December 21, 2016, dated February 10, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.18 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2022.]

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

THE MARCUS CORPORATION

DATE: May 4, 2023	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: May 4, 2023	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1