Form 10-Q
period 2023-06-29
MARCUS CORP
filed 2023-08-03
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2023

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
COMMON STOCK OUTSTANDING AT JULY 31, 2023 – 24,611,944
CLASS B COMMON STOCK OUTSTANDING AT JULY 31, 2023 –7,078,410

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 29, 2023	December 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$44,580	$21,704
Restricted cash	4,274	2,802
Accounts receivable, net of reserves of $163 and $172, respectively	20,591	21,455
Assets held for sale	558	460
Other current assets	21,579	17,474
Total current assets	91,582	63,895

Property and equipment:
Land and improvements	131,229	132,285
Buildings and improvements	730,955	729,177
Leasehold improvements	167,873	167,516
Furniture, fixtures and equipment	397,710	386,197
Finance lease right-of-use assets	29,998	29,885
Construction in progress	5,461	10,305
Total property and equipment	1,463,226	1,455,365
Less accumulated depreciation and amortization	764,048	739,600
Net property and equipment	699,178	715,765

Operating lease right-of-use assets	187,275	194,965

Other assets:
Investments in joint ventures	1,865	2,067
Goodwill	74,996	75,015
Other	13,054	12,891
Total other assets	89,915	89,973
TOTAL ASSETS	$1,067,950	$1,064,598
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 29, 2023	December 29, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,636	$32,187
Income taxes	361	—
Taxes other than income taxes	19,618	17,948
Accrued compensation	18,901	22,512
Other accrued liabilities	56,861	56,275
Current portion of finance lease obligations	2,538	2,488
Current portion of operating lease obligations	14,596	14,553
Current maturities of long-term debt	10,391	10,432
Total current liabilities	163,902	156,395

Finance lease obligations	13,899	15,014

Operating lease obligations	187,026	195,281

Long-term debt	169,784	170,005

Deferred income taxes	27,292	26,567

Other long-term obligations	44,605	44,415

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,691,548 shares at June 29, 2023 and 24,498,243 shares at December 29, 2022	24,692	24,498
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,078,410 shares at June 29, 2023 and 7,110,875 shares at December 29, 2022	7,078	7,111
Capital in excess of par	158,231	153,794
Retained earnings	275,157	274,254
Accumulated other comprehensive loss	(1,797)	(1,694)
	463,361	457,963
Less cost of Common Stock in treasury (90,888 shares at June 29, 2023 and 78,882 shares at December 29, 2022)	(1,919)	(1,866)
Total shareholders’ equity attributable to The Marcus Corporation	461,442	456,097
Noncontrolling interest	—	824
Total equity	461,442	456,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,067,950	$1,064,598
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Revenues:
Theatre admissions	$68,987	$63,087	$116,622	$101,504
Rooms	28,646	28,865	46,503	46,295
Theatre concessions	59,707	58,147	102,082	93,611
Food and beverage	18,573	19,014	33,766	33,525
Other revenues	21,428	21,192	41,116	39,999
	197,341	190,305	340,089	314,934
Cost reimbursements	9,666	8,250	19,194	15,863
Total revenues	207,007	198,555	359,283	330,797

Costs and expenses:
Theatre operations	66,905	61,737	117,974	106,165
Rooms	10,360	10,471	19,638	18,674
Theatre concessions	22,601	22,993	38,331	38,186
Food and beverage	14,451	15,035	28,019	27,175
Advertising and marketing	5,613	5,978	10,678	10,459
Administrative	19,466	17,627	39,317	36,708
Depreciation and amortization	15,994	16,752	31,870	33,983
Rent	6,594	6,578	13,087	12,828
Property taxes	4,532	4,980	9,289	9,725
Other operating expenses	10,015	9,261	20,064	18,935
Reimbursed costs	9,666	8,250	19,194	15,863
Total costs and expenses	186,197	179,662	347,461	328,701

Operating income	20,810	18,893	11,822	2,096

Other income (expense):
Investment income (loss)	359	(459)	619	(727)
Interest expense	(3,093)	(4,063)	(6,101)	(8,155)
Other income (expense)	(477)	(653)	(878)	(806)
Equity earnings (losses) from unconsolidated joint ventures	(31)	7	(202)	(134)
	(3,242)	(5,168)	(6,562)	(9,822)

Earnings (loss) before income taxes	17,568	13,725	5,260	(7,726)
Income tax expense (benefit)	4,102	4,765	1,260	(1,784)
Net earnings (loss)	$13,466	$8,960	$4,000	$(5,942)

Net earnings (loss) per share - basic:
Common Stock	$0.43	$0.29	$0.13	$(0.19)
Class B Common Stock	$0.39	$0.26	$0.12	$(0.18)

Net earnings (loss) per share - diluted:
Common Stock	$0.35	$0.24	$0.13	$(0.19)
Class B Common Stock	$0.34	$0.23	$0.12	$(0.18)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022

Net earnings (loss)	$13,466	$8,960	$4,000	$(5,942)
Other comprehensive income (loss), net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect (benefit) of $(4), $67, $(9) and $134, respectively	(12)	190	(23)	380
Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $0, $37, $(8) and $116, respectively	—	106	(22)	329
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect (benefit) of $0, $31, $(20) and $72, respectively	—	88	(58)	206
Other comprehensive income (loss)	(12)	384	(103)	915
Comprehensive income (loss)	$13,454	$9,344	$3,897	$(5,027)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	26 Weeks Ended
	June 29, 2023	June 30, 2022

OPERATING ACTIVITIES:
Net income (loss)	$4,000	$(5,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on investments in joint ventures	202	134
(Gain) loss on disposition of property, equipment and other assets	777	(355)
Depreciation and amortization	31,870	33,983
Amortization of debt issuance costs	742	826
Share-based compensation	3,687	4,572
Deferred income taxes	780	(1,505)
Other long-term obligations	176	(49)
Contribution of the Company’s stock to savings and profit-sharing plan	1,259	956
Changes in operating assets and liabilities:
Accounts receivable	895	2,629
Government grants receivable	—	4,335
Other assets	(1,796)	(4,294)
Operating leases	(522)	(1,047)
Accounts payable	6,341	551
Income taxes	94	22,720
Taxes other than income taxes	1,670	(347)
Accrued compensation	(3,634)	(1,595)
Other accrued liabilities	785	(344)
Total adjustments	43,326	61,170
Net cash provided by operating activities	47,326	55,228

INVESTING ACTIVITIES:
Capital expenditures	(15,896)	(16,341)
Proceeds from disposals of property, equipment and other assets	46	4,821
Proceeds from sale of trading securities	17	—
Purchase of trading securities	(514)	—
Other investing activities	(295)	45
Net cash used in investing activities	(16,642)	(11,475)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	38,000	22,000
Repayment of borrowings on revolving credit facility	(38,000)	(22,000)
Repayments on short-term borrowings	—	(820)
Principal payments on long-term debt	(763)	(851)
Debt issuance costs	(50)	—
Principal payments on finance lease obligations	(1,201)	(1,336)
Equity transactions:
Treasury stock transactions, except for stock options	(494)	(1,461)
Exercise of stock options	93	79
Dividends paid	(3,097)	—
Distributions to noncontrolling interest	(824)	—
Net cash used in financing activities	(6,336)	(4,389)
Net increase in cash, cash equivalents and restricted cash	24,348	39,364
Cash, cash equivalents and restricted cash at beginning of period	24,506	24,054
Cash, cash equivalents and restricted cash at end of period	$48,854	$63,418

Supplemental Information:
Interest paid, net of amounts capitalized	$4,622	$7,054
Income taxes refunded (paid), including interest earned	(386)	22,998
Change in accounts payable for additions to property, equipment and other assets	2,096	2,003
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 29, 2023
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended June 29, 2023 and June 30, 2022 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 29, 2023, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2022.
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
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $15,986 and $31,854 for the 13 and 26 weeks ended June 29, 2023, respectively, and $16,744 and $33,967 for the 13 and 26 weeks ended June 30, 2022, respectively.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of June 29, 2023, assets held for sale consists of excess land.
Long-Lived Assets – The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. There were no indicators of impairment identified during the 26 weeks ended June 29, 2023 or June 30, 2022.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 26 weeks ended June 29, 2023 or June 30, 2022.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022

Numerator:
Net earnings (loss)	$13,466	$8,960	$4,000	$(5,942)
Denominator (in thousands):
Denominator for basic EPS	31,673	31,492	31,622	31,469
Effect of dilutive employee stock options	61	40	52	—
Effect of convertible notes	9,201	9,085	—	—
Denominator for diluted EPS	40,935	40,617	31,674	31,469
Net earnings (loss) per share - basic:
Common Stock	$0.43	$0.29	$0.13	$(0.19)
Class B Common Stock	$0.39	$0.26	$0.12	$(0.18)
Net earnings (loss) per share - diluted:
Common Stock	$0.35	$0.24	$0.13	$(0.19)
Class B Common Stock	$0.34	$0.23	$0.12	$(0.18)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect. During the 26 weeks ended June 30, 2022, approximately 61,791 common stock equivalents were excluded from the computation of diluted loss per share due to the Company’s net loss. During the 26 weeks ended June 29, 2023, and June 30, 2022, respectively, 9,200,907 and 9,084,924 shares related to the convertible notes were excluded from the computation of diluted loss per share as the effect would have been anti-dilutive.
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 13 and 26 weeks ended June 29, 2023 and June 30, 2022 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Exercise of stock options	—	—	(1)	—	—	3	2	—	2
Purchase of treasury stock	—	—	—	—	—	(313)	(313)	—	(313)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(3)	—	—	24	21	—	21
Issuance of non-vested stock	82	—	(143)	—	—	61	—	—	—
Shared-based compensation	—	—	2,172	—	—	—	2,172	—	2,172
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(550)	(550)
Comprehensive loss	—	—	—	(9,466)	(91)	—	(9,557)	—	(9,557)
BALANCES AT MARCH 30, 2023	$24,692	$7,078	$157,000	$263,239	$(1,785)	$(2,091)	$448,133	$274	$448,407
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,230)	—	—	(1,230)	—	(1,230)
Exercise of stock options	—	—	(25)	—	—	121	96	—	96
Purchase of treasury stock	—	—	—	—	—	(226)	(226)	—	(226)
Reissuance of treasury stock	—	—	(204)	—	—	223	19	—	19
Issuance of non-vested stock	—	—	(55)	—	—	55	—	—	—
Shared-based compensation	—	—	1,515	—	—	—	1,515	—	1,515
Other	—	—	—	1	—	(1)	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(274)	(274)
Comprehensive income (loss)	—	—	—	13,466	(12)	—	13,454	—	13,454
BALANCES AT JUNE 29, 2023	$24,692	$7,078	$158,231	$275,157	$(1,797)	$(1,919)	$461,442	$—	$461,442

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
Exercise of stock options	—	—	(5)	—	—	31	26	—	26
Purchase of treasury stock	—	—	—	—	—	(1,373)	(1,373)	—	(1,373)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	1	—	—	8	9	—	9
Issuance of non-vested stock	78	—	(236)	—	—	158	—	—	—
Shared-based compensation	—	—	2,917	—	—	—	2,917	—	2,917
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(14,902)	531	—	(14,371)	—	(14,371)
BALANCES AT MARCH 31, 2022	$24,498	$7,111	$149,234	$274,403	$(10,913)	$(2,555)	$441,778	$—	$441,778
Exercise of stock options	—	—	(16)	—	—	69	53	—	53
Purchase of treasury stock	—	—	—	—	—	(104)	(104)	—	(104)
Reissuance of treasury stock	—	—	(2)	—	—	9	7	—	7
Issuance of non-vested stock	—	—	(305)	—	—	305	—	—	—
Shared-based compensation	—	—	1,655	—	—	—	1,655	—	1,655
Comprehensive income	—	—	—	8,960	384	—	9,344	—	9,344
BALANCES AT JUNE 30, 2022	$24,498	$7,111	$150,565	$283,364	$(10,529)	$(2,276)	$452,733	$—	$452,733
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	June 29, 2023	December 29, 2022

Unrecognized gain on interest rate swap agreements	$—	$80
Net unrecognized actuarial loss for pension obligation	(1,797)	$(1,774)
	$(1,797)	$(1,694)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 29, 2023 and December 29, 2022, respectively, the Company’s $4,894 and $3,932 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At June 29, 2023 and December 29, 2022, respectively, the Company’s $34,999 and $6,000 of investments in money market funds were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At December 29, 2022, the Company’s $108 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs. This contracted terminated on March 1, 2023.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At June 29, 2023 and December 29, 2022, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $80,000 of senior notes, valued using Level 2 pricing inputs, is approximately $72,187 at June 29, 2023, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $150,020 at June 29, 2023, determined based on market rates and the closing trading price of the convertible senior notes as of June 29, 2023. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended		26 Weeks Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022

Service cost	$122	$264	$244	$528
Interest cost	452	335	905	670
Net amortization of prior service cost and actuarial loss	(16)	257	(32)	514
Net periodic pension cost	$558	$856	$1,117	$1,712
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.
Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 29, 2023 is as follows:

	13 Weeks Ended June 29, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$68,987	$—	$—	$68,987
Rooms	—	28,646	—	28,646
Theatre concessions	59,707	—	—	59,707
Food and beverage	—	18,573	—	18,573
Other revenues(1)	8,156	13,181	91	21,428
Cost reimbursements	—	9,666	—	9,666
Total revenues	$136,850	$70,066	$91	$207,007

	26 Weeks Ended June 29, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$116,622	$—	$—	$116,622
Rooms	—	46,503	—	$46,503
Theatre concessions	102,082	—	—	$102,082
Food and beverage	—	33,766	—	$33,766
Other revenues(1)	14,522	26,414	180	$41,116
Cost reimbursements	—	19,194	—	$19,194
Total revenues	$233,226	$125,877	$180	$359,283
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 30, 2022 is as follows:

	13 Weeks Ended June 30, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$63,087	$—	$—	$63,087
Rooms	—	28,865	—	28,865
Theatre concessions	58,147	—	—	58,147
Food and beverage	—	19,014	—	19,014
Other revenues(1)	8,203	12,872	117	21,192
Cost reimbursements	—	8,250	—	8,250
Total revenues	$129,437	$69,001	$117	$198,555

	26 Weeks Ended June 30, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$101,504	$—	$—	$101,504
Rooms	—	46,295	—	46,295
Theatre concessions	93,611	—	—	93,611
Food and beverage	—	33,525	—	33,525
Other revenues(1)	13,813	25,975	211	39,999
Cost reimbursements	—	15,863	—	15,863
Total revenues	$208,928	$121,658	$211	$330,797

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $37,670 and $37,046 as of June 29, 2023 and December 29, 2022, respectively. The Company had no contract assets as of June 29, 2023 and December 29, 2022. During the 26 weeks ended June 29, 2023, the Company recognized revenue of $10,875 that was included in deferred revenues as of December 29, 2022. During the 26 weeks ended June 30, 2022, the Company recognized revenue of $9,448 that was included in deferred revenues as of December 30, 2021. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of June 29, 2023, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,980 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of June 29, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $16,318 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of June 29, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,834 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
2. Long-Term Debt
Long-term debt is summarized as follows:

	June 29, 2023	December 29, 2022

Senior notes	$80,000	$80,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	744	954
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	1,687	2,240
Revolving credit agreement	—	—
Debt issuance costs	(2,306)	(2,807)
Total debt, net of debt issuance costs	180,175	180,437
Less current maturities, net of issuance costs	10,391	10,432
Long-term debt	$169,784	$170,005
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
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At June 29, 2023, there were borrowings of $0 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (“SOFR”) plus a margin, effectively 6.22% at June 29, 2023. Availability under the line at June 29, 2023, was $220,623, after taking into consideration outstanding letters of credit that reduce revolver availability.
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
FOR THE 13 AND 26 WEEKS ENDED JUNE 29, 2023
(in thousands, except share and per share data)

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
Note Purchase Agreements
At June 29, 2023 and December 29, 2022, the Company’s $80,000 of senior notes consist of two Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.
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
FOR THE 13 AND 26 WEEKS ENDED JUNE 29, 2023
(in thousands, except share and per share data)

product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events. On or after March 15, 2025, the Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At June 29, 2023, the applicable conversion rate is 91.9631 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an applicable conversion price of approximately $10.87 per share of Common Stock). If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
Since the Company’s fiscal 2021 second quarter through the Company’s fiscal 2023 third quarter, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers (as defined in the Convertible Notes purchase agreement) of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At June 29, 2023, the adjusted cap price is approximately $17.75 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 29, 2023
(in thousands, except share and per share data)

of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
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
Total lease cost consists of the following:

		13 Weeks Ended		26 Weeks Ended
Lease Cost	Classification	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$688	$696	$1,379	$1,401
Interest on lease liabilities	Interest expense	192	216	390	437
		$880	$912	$1,769	$1,838
Operating lease costs:
Operating lease costs	Rent expense	$6,033	$6,364	$12,077	$12,741
Variable lease cost	Rent expense	527	178	943	15
Short-term lease cost	Rent expense	34	36	67	72
		$6,594	$6,578	$13,087	$12,828
Additional information related to leases is as follows:

	13 Weeks Ended		26 Weeks Ended
Other Information	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$645	$752	$1,201	$1,336
Operating cash flows from finance leases	192	216	390	437
Operating cash flows from operating leases	6,429	7,012	12,859	$14,136

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	136	116	136	188
Operating lease liabilities	—	—	—	183

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 29, 2023
(in thousands, except share and per share data)

	June 29, 2023	December 29, 2022

Finance leases:
Property and equipment – gross	$29,997	$29,885
Accumulated depreciation and amortization	(16,687)	(15,332)
Property and equipment - net	$13,310	$14,553
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	June 29, 2023	December 29, 2022
Weighted-average remaining lease terms:
Finance leases	7 years	7 years
Operating leases	12 years	12 years

Weighted-average discount rates:
Finance leases	4.59%	4.59%
Operating leases	4.51%	4.51%
Deferred rent payments of approximately $753 for the Company’s operating leases have been included in the total operating lease obligations as of June 29, 2023, of which approximately $550 is included in long-term operating lease obligations.
4. Income Taxes
The Company’s effective income tax rate for the 13 and 26 weeks ended June 29, 2023 was 23.3% and 24.0%, respectively, and was 34.7% and 23.1% for the 13 and 26 weeks ended June 30, 2022, respectively. The effective tax rate for the 13 weeks ended June 30, 2022 includes discrete tax expense related to various matters. During the 26 weeks ended June 30, 2022, the Company received $22,959 of income tax refunds related to its fiscal 2020 tax return, including $636 of interest which is included within income tax benefit in the consolidated statement of earnings (loss).
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 29, 2023
(in thousands, except share and per share data)

Following is a summary of business segment information for the 13 and 26 weeks ended June 29, 2023 and June 30, 2022:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 29, 2023
Revenues	$136,850	$70,066	$91	$207,007
Operating income (loss)	19,811	6,105	(5,106)	20,810
Depreciation and amortization	11,317	4,588	89	15,994

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 30, 2022
Revenues	$129,437	$69,001	$117	$198,555
Operating income (loss)	16,430	6,817	(4,354)	18,893
Depreciation and amortization	11,863	4,801	88	16,752

26 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 29, 2023
Revenues	$233,226	$125,877	$180	$359,283
Operating income (loss)	21,330	1,073	(10,581)	11,822
Depreciation and amortization	22,805	8,889	176	31,870

26 weeks ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 30, 2022
Revenues	$208,928	$121,658	$211	$330,797
Operating income (loss)	8,410	3,843	(10,157)	2,096
Depreciation and amortization	24,054	9,751	178	33,983

THE MARCUS CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and elsewhere in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects the COVID-19 pandemic, or future pandemics, may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (including disruptions in the production of films due to events such as a strike by actors, writers or directors); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics; and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
RESULTS OF OPERATIONS
General
We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2023 is a 52-week year beginning on December 30, 2022 and ending on December 28, 2023. Fiscal 2022 was a 52-week year that began on December 31, 2021 and ended on December 29, 2022.
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2023 consisted of the 13-week period beginning on March 31, 2023 and ended on June 29, 2023. The second quarter of fiscal 2022 consisted of the 13-week period beginning April 1, 2022 and ended on June 30, 2022. The first half of fiscal 2023 consisted of the 26-week period beginning on December 30, 2022 and ended on June 29, 2023. The first half of fiscal 2022 consisted of the 26-week period beginning December 31, 2021 and ended on June 30, 2022. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.

COVID-19 did not materially impact our results for the first quarter and first half of fiscal 2023. For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 29, 2022, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. For discussion regarding potential impacts of future pandemics refer to the discussion of our operational risks and financial risks found in “Part I-Item 1A-Risk Factors” in our 2022 Annual Report.
Overall Results
The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the second quarter and first half of fiscal 2023 and fiscal 2022 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Revenues	$207.0	$198.6	$8.5	4.3%	$359.3	$330.8	$28.5	8.6%
Operating income	20.8	18.9	1.9	10.1%	11.8	2.1	9.7	464.0%
Other income (expense)	(3.2)	(5.2)	1.9	37.3%	(6.6)	(9.8)	3.3	33.2%
Net earnings (loss)	$13.5	$9.0	$4.5	50.3%	$4.0	$(5.9)	$9.9	167.3%
Net earnings (loss) per common share - diluted	$0.35	$0.24	$0.11	45.8%	$0.13	$(0.19)	$0.32	168.4%
Revenues increased and operating income, net earnings (loss) and net earnings (loss) per diluted common share improved during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022. Increased revenues and operating income from both our theatre division and hotels and resorts division contributed to the improvement during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022. The first half of fiscal 2022 was negatively impacted due to the fact that releases of new films were limited and travel was reduced due to the lingering impacts of the COVID-19 pandemic and subsequent variants, particularly during the first quarter of fiscal 2022.
Net earnings (loss) during the second quarter and first half of fiscal 2023 was favorably impacted by decreased interest expense compared to the second quarter and first half of fiscal 2022 and investment income during the second quarter and first half of fiscal 2023 compared to investment losses in the second quarter and first half of fiscal 2022.
We recognized investment income of $0.4 million and $0.6 million during the second quarter and first half of fiscal 2023, respectively, compared to investment losses of $0.5 million and $0.7 million for the respective fiscal 2022 periods. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $3.1 million and $6.1 million for the second quarter and first half of fiscal 2023, respectively, compared to $4.1 million and $8.2 million for the respective fiscal 2022 periods. The decrease in interest expense in fiscal 2023 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported income tax expense for the second quarter of fiscal 2023 of $4.1 million compared to income tax expense of $4.8 million during the second quarter of fiscal 2022. We reported income tax expense for the first half of fiscal 2023 of $1.3 million compared to an income tax benefit of $1.8 million during the first half of fiscal 2022. Our fiscal 2023 first half effective income tax rate was 24.0%. Our fiscal 2022 first half effective income tax rate was 23.1%. We anticipate that our effective income tax rate for fiscal 2023 may be in the 24-28% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2023 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres
The following table sets forth revenues, operating income and operating margin for our theatre division for the second quarter and first half of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Revenues	$136.9	$129.4	$7.4	5.7%	$233.2	$208.9	$24.3	11.6%
Operating income	19.8	16.4	3.4	20.6%	21.3	8.4	12.9	153.6%
Operating margin (% of revenues)	14.5%	12.7%			9.1%	4.0%
Our theatre division revenues and operating income increased during the second quarter and first half of fiscal 2023, with an increase in the number of new films released by movie studios resulting in higher attendance compared to the first half of fiscal 2022. Our operating income during the second quarter and first half of fiscal 2023 significantly improved compared to the second quarter and first half of fiscal 2022 as a result of higher overall revenues and greater labor productivity.
The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Admission revenues	$69.0	$63.1	$5.9	9.4%	$116.6	$101.5	$15.1	14.9%
Concession revenues	59.7	58.1	1.6	2.7%	102.1	93.6	8.5	9.0%
Other revenues	8.2	8.2	—	(0.6)%	14.5	13.8	0.7	5.1%
Total revenues	136.9	129.4	7.4	5.7%	233.2	208.9	24.3	11.6%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2023 second quarter and first half results, U.S. box office receipts increased 13.6% during our fiscal 2023 second quarter and 18.3% during our fiscal 2023 first half compared to the same comparable weeks in fiscal 2022, indicating that our increase in admission revenues for comparable theatres (excluding theatres closed during the past year) during the second quarter and first half of fiscal 2023 of 9.7% and 15.2% underperformed the industry by 3.9 and 3.1 percentage points, respectively. We believe our underperformance is attributable to the more significant impact of lingering variants of COVID-19 in other regions of the country than in our primarily Midwestern markets during the first half of fiscal 2022, representing a higher opportunity for growth in 2023 nationally than in our markets. We also believe our underperformance during the second quarter of fiscal 2023 is attributable to an unfavorable film mix that was more appealing to audiences in other parts of the U.S. outside of our Midwestern markets, as well as a dry May and June with few rainy days in the Midwest, resulting in customers preferring to enjoy early summer weather and outdoor activities over going to the movies.
Additional data received and compiled by us from Comscore indicates our admission revenues during the second quarter and first half of fiscal 2023 represented approximately 3.1% and 3.2%, respectively, of the total admission revenues in the U.S. during the periods (commonly referred to as market share in our industry). This represents a decrease over our market share for comparable theatres of approximately 3.2% and 3.3% during the second quarter and first half of fiscal 2022, respectively, which we believe is also attributable to lingering COVID-19 variants more significantly impacting other regions of the country during the comparable periods in fiscal 2022. Our reported market share during the comparable fiscal 2019 periods prior to the pandemic, was approximately 3.1%. Our goal is to continue our past long-term pattern of outperforming the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres decreased 3.8% during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, which was primarily attributable to lower performances from the top three films this year versus the top three films last year during the second quarter (led by Top Gun: Maverick), partially offset by the favorable impact of an increase in the number of wide-release films (films showed in over approximately 1,500 theatres in the U.S.). During the second quarter of fiscal 2023 there were 29 wide-release films compared to 19 wide-release films during the second quarter of fiscal 2022.
Total theatre attendance for our comparable theatres increased 3.0% during the first half of fiscal 2023 compared to the prior year period, resulting primarily from an increase in the number of wide-release films. During the first half of fiscal 2023 there were 52 wide-release films compared to 38 wide-release films during the first half of fiscal 2022.
Our highest grossing films during the fiscal 2023 second quarter included The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Spider-Man Across the Spider-Verse, The Little Mermaid and Fast X. Our top five films during our fiscal 2023 second quarter accounted for 64% of our total box office results, compared to 68% for the top five films during the second quarter of fiscal 2022, both expressed as a percentage of the total admission revenues for the period. A decreased concentration of blockbuster films during a given quarter often has the effect of lowering our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. While the second quarter of fiscal 2023 was slightly less concentrated on blockbuster films compared to the second quarter of fiscal 2022, our overall film rental cost as a percentage of admission revenues remained flat compared to the prior year.
Our average ticket price increased 14.2% and 12.0% during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022, respectively, and was favorably impacted by inflationary price increases that we implemented in the second quarter of fiscal 2022 and in the first quarter of fiscal 2023 in response to increases in labor and supply costs, and by a higher percentage of 3D ticket sales. During the last week of the first quarter of fiscal 2023, we implemented several pricing changes to our Value Tuesday promotion across our theatre circuit, which has historically offered $5 admission and free complementary-size popcorn to our loyalty program members. Our new Value Tuesday promotion features $6 admission for members of our free Magical Movie Rewards (MMR) loyalty program and $7 admission for non-MMR customers. The overall increase in average ticket price favorably impacted our admission revenues of our comparable theatres by $8.5 million and $12.4 million during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022, respectively.
Our average concession revenues per person increased by 7.3% and 6.3% during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022, respectively, due to inflationary increases in concessions prices in response to increases in food and labor costs and due to the net positive impact of changes to our Value Tuesday promotion, which replaced free complementary-size popcorn with a 20% discount on all concessions, food and non-alcoholic beverages for MMR members. We also believe average concession revenues per person was positively impacted by a new food and beverage menu introduced in the fourth quarter of fiscal 2022. Finally, we believe that an increased percentage of customers buying their concessions in advance using our website, kiosk or our mobile app likely contributed to higher average concession revenues per person, as our experience has shown that customers are more likely to purchase more items when they order and pay electronically. The increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $3.9 million and $6.0 million during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022, respectively.
Other revenues during the second quarter of fiscal 2023 were consistent with the second quarter of fiscal 2022. Other revenues increased by $0.7 million during the first half of fiscal 2023 compared to the first half of fiscal 2022. The increase was primarily due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue.
Several films have performed well in the early weeks of our fiscal 2023 third quarter, including Indiana Jones & The Dial of Destiny, Mission: Impossible - Dead Reckoning Part One, Sound of Freedom, Barbie, and Oppenheimer. In fact, the last two films recently combined to produce the fourth highest box office weekend of all time. While the quantity of films available for theatrical exhibition remains below pre-pandemic levels, we expect to continue to see increases in the quantity of available films in 2023 compared to the prior year. Although it is possible that schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2023 that have potential to perform very well include Gran Turismo, Teenage Mutant Ninja Turtles: Mutant Mayhem, Blue Beetle, Strays, The Meg 2: The Trench, The Equalizer 3, The Nun II, The Expendables 4, Paw Patrol: The Mighty Movie, Killers of the Flower Moon, Dune: Part Two, Trolls Band Together, Hunger Games: The Ballad of Songbirds and Snakes, Wish, Napoleon, Wonka, The Color Purple and Aquaman and the Lost Kingdom.

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
The quantity of films released to theatres is also dependent upon the timing of film production by the studios. On May 2, 2023, the union representing script writers, the Writers Guild of America (WGA), went on strike after its contract expired with the Alliance of Motion Picture and Television Producers (AMPTP), which represents media companies including film studios. On July 14, 2023, the union representing actors, the Screen Actors Guild - American Federation of Television and Radio Artists (SAG-AFTRA), also went on strike over an ongoing labor dispute with AMPTP. Film production has stopped as a result of these strikes, and a prolonged shutdown in film production may impact the film release schedule, particularly in 2024 and 2025.
We ended the second quarter of fiscal 2023 with a total of 1,027 company-owned screens in 82 theatres, compared to 1,064 company-owned screens in 85 theatres at the end of the second quarter of fiscal 2022. Early in our fiscal 2023 first quarter, we made the decision to close one of our owned theatres.
Hotels and Resorts
The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Revenues	$70.1	$69.0	$1.1	1.5%	$125.9	$121.7	$4.2	3.5%
Operating income	6.1	6.8	(0.7)	(10.4)%	1.1	3.8	(2.8)	(72.1)%
Operating margin (% of revenues)	8.7%	9.9%			0.9%	3.2%
On December 16, 2022, we completed the sale of The Skirvin Hilton in Oklahoma City, Oklahoma (we held a majority-ownership position in this hotel prior to its sale). The results of The Skirvin Hilton are included in our divisional and consolidated results of operations during fiscal 2022 through the date of the sale.
Excluding The Skirvin Hilton from fiscal 2022 results, hotels and resorts revenues increased 8.5% and 10.7% during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022, respectively. Our hotels and resorts division operating income during the second quarter and first half of fiscal 2023 decreased compared to the second quarter and first half of fiscal 2022 due to the sale of The Skirvin Hilton (which had operating income during the first quarter and first half of fiscal 2022) and increased labor costs during the fiscal 2023 periods as we increased our staffing levels to enhance the customer experience compared to the second quarter and first half of fiscal 2022 when various positions were unfilled due to staffing shortages.

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Room revenues	$28.6	$28.9	$(0.2)	(0.8)%	$46.5	$46.3	$0.2	0.4%
Food/beverage revenues	18.6	19.0	(0.4)	(2.3)%	33.8	33.5	0.2	0.7%
Other revenues	13.2	12.9	0.3	2.4%	26.4	26.0	0.4	1.7%
Total revenues before cost reimbursements	60.4	60.8	(0.4)	(0.6)%	106.7	105.8	0.9	0.8%
Cost reimbursements	9.7	8.3	1.4	17.2%	19.2	15.9	3.3	21.0%
Total revenues	$70.1	$69.0	$1.1	1.5%	$125.9	$121.7	$4.2	3.5%
Division total revenues before cost reimbursements decreased during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022, due to the negative impact of the sale of The Skirvin Hilton. Excluding The Skirvin Hilton from fiscal 2022 results, division revenues before cost reimbursements increased $4.1 million, or 7.2% during the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 due to increased occupancy at four of our seven owned hotels and increased average daily rate at six of our seven owned hotels. Division total revenues before cost reimbursements increased during the first half of fiscal 2023 compared to the first half of fiscal 2022, despite the negative impact of the sale of the Skirvin Hilton, due to increased occupancy at five of our seven owned hotels and increased average daily rate at all seven of our owned hotels. Excluding The Skirvin Hilton from fiscal 2022 results, division revenues before cost reimbursements increased $8.9 million, or 9.0% during the first half of fiscal 2023 compared to the first half of fiscal 2022.
The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2023 and fiscal 2022, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Occupancy pct.	68.2%	65.3%	2.9 pts	4.5%	59.5%	55.7%	3.8 pts	6.8%
ADR	$187.34	$179.33	$8.01	4.5%	$173.68	$165.40	$8.28	5.0%
RevPAR	$127.70	$117.07	$10.63	9.1%	$103.33	$92.13	$11.20	12.2%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The Skirvin Hilton is not included in the fiscal 2022 statistics.
RevPAR increased at all seven of our comparable company-owned properties during the second quarter and first half of fiscal 2023 compared to the second quarter and first half of fiscal 2022. Group demand continued to grow during the fiscal 2023 second quarter, with weekday and weekend growth increasing group as a percentage of our overall business mix. During the second quarter of fiscal 2023, our group business represented approximately 40% of our total rooms revenue, compared to approximately 38% during the second quarter of fiscal 2022. Non-group pricing remained strong in the majority of our markets during the second quarter of fiscal 2023, with leisure demand contributing to increased ADR.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2023 second quarter and first half results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 4.8% during our fiscal 2023 second quarter compared to the same period during fiscal 2022, leading us to believe we outperformed the industry during the fiscal 2023 second quarter by approximately 4.3 percentage points. During the first half of fiscal 2023 compared to the first half of fiscal 2022, comparable “upper upscale” hotels experienced an increase in RevPAR of 14.4%, leading us to believe we underperformed the industry during the first half of fiscal 2023 by approximately 2.2 percentage points. We believe our underperformance during the first half of fiscal 2023 occurred because occupancy at our hotels recovered earlier in fiscal 2022, particularly in the first quarter of fiscal 2022, than the industry, which generally lagged our occupancy levels in fiscal 2022. This resulted in the industry growing occupancy at a faster rate than our owned hotels during the first half of fiscal 2023 compared to the prior year.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 10.1% during our second quarter, again compared to the same period in fiscal 2022. Therefore, we believe we underperformed our competitive sets during the second quarter of fiscal 2023 by approximately 1.0 percentage point. We believe our underperformance to our competitive sets during the second quarter of fiscal 2023 results primarily from a customer mix shift with an increase in the percentage of group business at lower daily rates and a decrease in the percentage of leisure customers at higher daily rates. During the first half of fiscal 2023 compared to the first half of fiscal 2022, hotels in our competitive sets experienced an increase in RevPAR of 14.7%, leading us to believe we underperformed our competitive sets during the first half of fiscal 2023 by approximately 2.5 percentage points. We believe our underperformance to our competitive sets during the first half of fiscal 2023 results primarily from the unfavorable customer mix shift during the second quarter of fiscal 2023 and because occupancy at our hotels recovered earlier in fiscal 2022, particularly in the first quarter of fiscal 2022, than our competitive sets, which generally lagged our occupancy levels in fiscal 2022. This resulted in our competitive sets growing occupancy at a faster rate than our owned hotels during the first half of fiscal 2023 compared to the prior year.
Looking to future periods, overall occupancy in the U.S. is expected to continue to slowly increase. In the near term, we expect leisure travel demand to normalize. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We are experiencing gradual increases in business travel as corporate training events, meetings, and conferences return and downtown offices reopen. As of the date of this report, our group room revenue bookings for fiscal 2023 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 8% ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2024 is running approximately 7% ahead of where we were at the same time in early fiscal 2022 for fiscal 2023. Banquet and catering revenue pace for fiscal 2023 and fiscal 2024 is similarly running ahead of where we were at this same time last year. We are encouraged by continuing positive trends in group bookings for fiscal 2023 and beyond.
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
We define Adjusted EBITDA as net earnings (loss) attributable to The Marcus Corporation before investment income or loss, interest expense, other expense, gain or loss on disposition of property, equipment and other assets, equity earnings or losses from unconsolidated joint ventures, net earnings or losses attributable to noncontrolling interests, income taxes, depreciation and amortization and non-cash share-based compensation expense, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine Adjusted EBITDA, such as acquisition expenses, preopening expenses, accelerated depreciation, impairment charges and other adjustments. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of Adjusted EBITDA differ among companies in our industries, and therefore Adjusted EBITDA disclosed by us may not be comparable to the measures disclosed by other companies.

The following table sets forth Adjusted EBITDA by reportable operating segment for the second quarter and first half of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Theatres	$31.3	$28.8	$2.5	8.7%	$45.1	$33.5	$11.5	34.4%
Hotels and resorts	11.3	11.8	(0.5)	(4.2)%	10.9	14.2	(3.3)	(23.2)%
Corporate items	(3.9)	(3.3)	(0.6)	(18.4)%	(7.8)	(7.1)	(0.7)	(10.2)%
Total Adjusted EBITDA	$38.7	$37.3	$1.4	3.7%	$48.2	$40.7	$7.5	18.5%

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Second Quarter		First Half
	F2023	F2022	F2023	F2022
Net earnings (loss)	$13.5	$9.0	$4.0	$(5.9)
Add (deduct):
Investment (income) loss	(0.4)	0.5	(0.6)	0.7
Interest expense	3.1	4.1	6.1	8.2
Other (income) expense	0.5	0.6	0.9	1.2
Loss (gain) on disposition of property, equipment and other assets	0.4	0.1	0.8	(0.4)
Equity losses from unconsolidated joint ventures	—	—	0.2	0.1
Income tax expense (benefit)	4.1	4.8	1.3	(1.8)
Depreciation and amortization	16.0	16.8	31.9	34.0
Share-based compensation expenses (1)	1.5	1.7	3.7	4.6
Total Adjusted EBITDA	$38.7	$37.3	$48.2	$40.7
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Second Quarter, F2023				First Half, F2023
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$19.8	$6.1	$(5.1)	$20.8	$21.3	$1.1	$(10.6)	11.8
Depreciation and amortization	11.3	4.6	0.1	16.0	22.8	8.9	0.2	31.9
Loss (gain) on disposition of property, equipment and other assets	—	0.4	—	0.4	0.3	0.5	—	0.8
Share-based compensation (1)	0.1	0.2	1.1	1.5	0.6	0.5	2.6	3.7
Total Adjusted EBITDA	$31.3	$11.3	$(3.9)	$38.7	$45.1	$10.9	(7.8)	48.2

	Second Quarter, F2022				First Half, F2022
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$16.4	$6.8	$(4.4)	$18.9	$8.4	$3.8	$(10.2)	2.1
Depreciation and amortization	11.9	4.8	0.1	16.8	24.1	9.8	0.2	34.0
Share-based compensation (1)	0.5	0.2	1.0	1.7	1.1	0.6	2.9	4.6
Total Adjusted EBITDA	$28.8	$11.8	$(3.3)	$37.3	$33.5	$14.2	$(7.1)	$40.7
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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 88-year history and our financial position remains strong. As of June 29, 2023, we had a cash balance of approximately $44.6 million, $220.6 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio was 0.28. With our strong liquidity position combined with cash generated from operations, we believe we are positioned to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as our longer-term capital requirements.
Financial Condition
Net cash provided by operating activities totaled $47.3 million during the first half of fiscal 2023, compared to net cash provided by operating activities of $55.2 million during the first half of fiscal 2022. The $7.9 million decrease in net cash provided by operating activities was due to the receipt of refundable income taxes of $22.7 million and government grants of $4.3 million during the first half of fiscal 2022 that did not recur in fiscal 2023, partially offset by an increase in net earnings and the favorable timing in the payment of accounts payable and other working capital payments during the first half of fiscal 2023 compared to the first half of fiscal 2022.
Net cash used in investing activities during the first half of fiscal 2023 totaled $16.6 million, compared to net cash used in investing activities of $11.5 million during the first half of fiscal 2022. The increase in net cash used in investing activities of $5.2 million was the result of the impact of the sale of non-core real estate assets of $4.8 million during the first half of fiscal 2022 that did not recur in fiscal 2023 and an increase in cash used in the purchase of trading securities and other investing activities, partially offset by a decrease of $0.4 million in capital expenditures. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $15.9 million during the first half of fiscal 2023 compared to $16.3 million during the first half of fiscal 2022.
Fiscal 2023 first half cash capital expenditures included approximately $6.8 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2023 of approximately $8.9 million, including costs related to guest room renovations at the Grand Geneva Resort and Spa and normal maintenance capital projects.
Net cash used in financing activities during the first half of fiscal 2023 totaled $6.3 million compared to net cash used in financing activities of $4.4 million during the first half of fiscal 2022. During the first half of fiscal 2023, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $38.0 million of new short-term revolving credit facility borrowings, and we made $38.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2023 (net zero borrowings on our credit facility). We ended the second quarter of fiscal 2023 with no outstanding borrowings under our revolving credit facility. During the first half of fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $22.0 million of new short-term revolving credit facility borrowings, and we made $22.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2022 (net zero borrowings on our credit facility).
Principal payments on long-term debt were approximately $0.8 million during the first half of fiscal 2023 compared to payments of $0.9 million during the first half of fiscal 2022. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.28 at June 29, 2023, compared to 0.28 at December 29, 2022.
During the first half of fiscal 2023 and the first half of fiscal 2022, we did not repurchase any shares of our common stock in the open market. As of June 29, 2023, approximately 2.5 million shares remained available for repurchase under prior

Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first half of fiscal 2023 were $3.1 million. We did not make any dividend payments during the first half of fiscal 2022. Our Credit Agreement, as amended, limited the total amount of quarterly dividend payments or share repurchases during fiscal 2022 to no more than $1.55 million per quarter. Beginning with the first quarter of fiscal 2023, we returned to compliance with prior financial covenants under the Credit Agreement that were temporarily waived (specifically, the consolidated fixed charge coverage ratio), removing any limitations on the total amount of quarterly dividends or share repurchases. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 31 - April 27	—	$—	—	2,502,788
April 28 - June 1	13,877	15.96	13,877	2,488,911
June 2 - June 29	—	—	—	2,488,911
Total	13,877	$15.74	13,877	2,488,911
(1)Through June 29, 2023, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 29, 2023, we had repurchased approximately 9.2 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the second quarter of 2022 were purchased in conjunction with the exercise of stock options pursuant to the publicly announced repurchase authorization.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

[During the thirteen weeks ended June 29, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.]

Item 6. Exhibits

10.1	Employee Advisory Services Agreement, dated May 23, 2023, between the Company and Stephen H. Marcus. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2023.]

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: August 2, 2023	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: August 2, 2023	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1