Form 10-Q
period 2023-09-28
MARCUS CORP
filed 2023-11-02
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2023

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
COMMON STOCK OUTSTANDING AT OCTOBER 30, 2023 – 24,617,344
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 30, 2023 –7,078,410

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 28, 2023	December 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$36,036	$21,704
Restricted cash	4,046	2,802
Accounts receivable, net of reserves of $161 and $172, respectively	21,426	21,455
Assets held for sale	1,831	460
Other current assets	22,793	17,474
Total current assets	86,132	63,895

Property and equipment:
Land and improvements	131,718	132,285
Buildings and improvements	724,289	729,177
Leasehold improvements	166,300	167,516
Furniture, fixtures and equipment	397,257	386,197
Finance lease right-of-use assets	30,066	29,885
Construction in progress	9,636	10,305
Total property and equipment	1,459,266	1,455,365
Less accumulated depreciation and amortization	771,882	739,600
Net property and equipment	687,384	715,765

Operating lease right-of-use assets	183,674	194,965

Other assets:
Investments in joint ventures	1,740	2,067
Goodwill	74,996	75,015
Other	20,007	12,891
Total other assets	96,743	89,973
TOTAL ASSETS	$1,053,933	$1,064,598
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 28, 2023	December 29, 2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,360	$32,187
Taxes other than income taxes	19,009	17,948
Accrued compensation	16,340	22,512
Other accrued liabilities	54,006	56,275
Current portion of finance lease obligations	2,561	2,488
Current portion of operating lease obligations	15,054	14,553
Current maturities of long-term debt	10,411	10,432
Total current liabilities	146,741	156,395

Finance lease obligations	13,354	15,014

Operating lease obligations	182,826	195,281

Long-term debt	159,681	170,005

Deferred income taxes	33,093	26,567

Other long-term obligations	45,340	44,415

Equity:
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,691,548 shares at September 28, 2023 and 24,498,243 shares at December 29, 2022	24,692	24,498
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,078,410 shares at September 28, 2023 and 7,110,875 shares at December 29, 2022	7,078	7,111
Capital in excess of par	159,304	153,794
Retained earnings	285,215	274,254
Accumulated other comprehensive loss	(1,809)	(1,694)
	474,480	457,963
Less cost of Common Stock in treasury (74,392 shares at September 28, 2023 and 78,882 shares at December 29, 2022)	(1,582)	(1,866)
Total shareholders’ equity attributable to The Marcus Corporation	472,898	456,097
Noncontrolling interest	—	824
Total equity	472,898	456,921

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,053,933	$1,064,598
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Revenues:
Theatre admissions	$63,652	$49,424	$180,274	$150,928
Rooms	36,456	36,924	82,959	83,219
Theatre concessions	54,551	44,715	156,633	138,326
Food and beverage	20,214	21,444	53,980	54,969
Other revenues	23,908	22,174	65,024	62,173
	198,781	174,681	538,870	489,615
Cost reimbursements	9,985	8,969	29,179	24,832
Total revenues	208,766	183,650	568,049	514,447

Costs and expenses:
Theatre operations	62,742	54,756	180,716	160,921
Rooms	11,594	11,856	31,232	30,530
Theatre concessions	20,738	17,868	59,069	56,054
Food and beverage	15,266	16,150	43,285	43,325
Advertising and marketing	6,025	6,544	16,703	17,003
Administrative	19,854	19,995	59,171	56,703
Depreciation and amortization	19,158	16,452	51,028	50,435
Rent	6,592	6,672	19,679	19,500
Property taxes	4,663	4,911	13,952	14,636
Other operating expenses	10,532	10,528	30,596	29,463
Impairment charges	684	—	684	—
Reimbursed costs	9,985	8,969	29,179	24,832
Total costs and expenses	187,833	174,701	535,294	503,402

Operating income	20,933	8,949	32,755	11,045

Other income (expense):
Investment income (loss)	445	(35)	1,064	(762)
Interest expense	(2,869)	(3,688)	(8,970)	(11,843)
Other income (expense)	(477)	(472)	(1,355)	(1,278)
Equity earnings (losses) from unconsolidated joint ventures	75	30	(127)	(104)
	(2,826)	(4,165)	(9,388)	(13,987)

Earnings (loss) before income taxes	18,107	4,784	23,367	(2,942)
Income tax expense (benefit)	5,873	1,495	7,133	(289)
Net earnings (loss)	$12,234	$3,289	$16,234	$(2,653)

Net earnings (loss) per share - basic:
Common Stock	$0.39	$0.11	$0.52	$(0.09)
Class B Common Stock	$0.36	$0.10	$0.48	$(0.08)

Net earnings (loss) per share - diluted:
Common Stock	$0.32	$0.10	$0.46	$(0.09)
Class B Common Stock	$0.31	$0.10	$0.46	$(0.08)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022

Net earnings (loss)	$12,234	$3,289	$16,234	$(2,653)
Other comprehensive income (loss), net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect (benefit) of $(4), $68, $(13) and $202, respectively	(12)	190	(35)	570
Fair market value adjustment of interest rate swap, net of tax effect (benefit) of $0, $17, $(8) and $133, respectively	—	48	(22)	377
Reclassification adjustment on interest rate swap included in interest expense, net of tax effect (benefit) of $0, $9, $(20) and $81, respectively	—	22	(58)	228
Other comprehensive income (loss)	(12)	260	(115)	1,175
Comprehensive income (loss)	$12,222	$3,549	$16,119	$(1,478)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	39 Weeks Ended
	September 28, 2023	September 29, 2022

OPERATING ACTIVITIES:
Net income (loss)	$16,234	$(2,653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on investments in joint ventures	127	104
Distribution from joint venture	200	—
(Gain) loss on disposition of property, equipment and other assets	1,019	(267)
Impairment charges	684	—
Depreciation and amortization	51,028	50,435
Amortization of debt issuance costs	1,109	1,242
Share-based compensation	5,000	7,036
Deferred income taxes	6,586	(2)
Other long-term obligations	904	791
Contribution of the Company’s stock to savings and profit-sharing plan	1,259	956
Changes in operating assets and liabilities:
Accounts receivable	59	2,775
Government grants receivable	—	4,335
Other assets	(3,043)	(3,341)
Operating leases	(663)	(1,596)
Accounts payable	(4,389)	(11,641)
Income taxes	(241)	22,653
Taxes other than income taxes	1,061	(1,222)
Accrued compensation	(6,195)	(4,719)
Other accrued liabilities	(2,097)	(4,524)
Total adjustments	52,408	63,015
Net cash provided by operating activities	68,642	60,362

INVESTING ACTIVITIES:
Capital expenditures	(25,836)	(27,483)
Proceeds from disposals of property, equipment and other assets	67	4,850
Proceeds from sale of trading securities	17	—
Purchase of trading securities	(839)	—
Other investing activities	(291)	(230)
Net cash used in investing activities	(26,882)	(22,863)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	38,000	62,000
Repayment of borrowings on revolving credit facility	(38,000)	(43,000)
Repayments on short-term borrowings	—	(47,499)
Principal payments on long-term debt	(11,097)	(11,275)
Repayment of borrowing on insurance policy	(6,700)	—
Debt issuance costs	(82)	(37)
Principal payments on finance lease obligations	(1,904)	(2,047)
Equity transactions:
Treasury stock transactions, except for stock options	(526)	(1,486)
Exercise of stock options	222	126
Dividends paid	(5,273)	(1,540)
Distributions to noncontrolling interest	(824)	—
Net cash used in financing activities	(26,184)	(44,758)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,576	(7,259)
Cash, cash equivalents and restricted cash at beginning of period	24,506	24,054
Cash, cash equivalents and restricted cash at end of period	$40,082	$16,795

Supplemental Information:
Interest paid, net of amounts capitalized	$9,542	$12,391
Income taxes refunded (paid), including interest earned	(788)	22,940
Change in accounts payable for additions to property, equipment and other assets	1,550	469
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended September 28, 2023 and September 29, 2022 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 28, 2023, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2022.
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
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $19,150 and $51,004 for the 13 and 39 weeks ended September 28, 2023, respectively, and $16,444 and $50,411 for the 13 and 39 weeks ended September 29, 2022, respectively.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of September 28, 2023, assets held for sale consists of excess land and one closed theatre.
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
During the 13 weeks ended September 28, 2023, the Company determined that indicators of impairment were present at one theatre asset group. As such, the Company evaluated the fair value of these assets, consisting primarily of land, building and furniture, fixtures and equipment, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sales proceeds) was less than their carrying values and recorded a $684 impairment loss, reducing certain property and equipment assets. The remaining net book value of the impaired assets as of the date of the asset write-down (September 28, 2023) was $3,040. There were no indicators of impairment identified during the 39 weeks ended September 29, 2022.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 39 weeks ended September 28, 2023 or September 29, 2022.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022

Numerator:
Net earnings (loss)	$12,234	$3,289	$16,234	$(2,653)
Denominator (in thousands):
Denominator for basic EPS	31,691	31,506	31,645	31,481
Effect of dilutive employee stock options	41	84	48	—
Effect of convertible notes	9,242	9,112	9,242	—
Denominator for diluted EPS	40,974	40,702	40,935	31,481
Net earnings (loss) per share - basic:
Common Stock	$0.39	$0.11	$0.52	$(0.09)
Class B Common Stock	$0.36	$0.10	$0.48	$(0.08)
Net earnings (loss) per share - diluted:
Common Stock	$0.32	$0.10	$0.46	$(0.09)
Class B Common Stock	$0.31	$0.10	$0.46	$(0.08)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect. During the 39 weeks ended September 29, 2022, approximately 76,714 common stock equivalents were excluded from the computation of diluted loss per share due to the Company’s net loss. During the 39 weeks ended September 29, 2022, 9,111,846 shares related to the convertible notes were excluded from the computation of diluted loss per share as the effect would have been anti-dilutive.
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 13 and 39 weeks ended September 28, 2023 and September 29, 2022 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Exercise of stock options	—	—	(1)	—	—	3	2	—	2
Purchase of treasury stock	—	—	—	—	—	(313)	(313)	—	(313)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(3)	—	—	24	21	—	21
Issuance of non-vested stock	82	—	(143)	—	—	61	—	—	—
Shared-based compensation	—	—	2,172	—	—	—	2,172	—	2,172
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(550)	(550)
Comprehensive loss	—	—	—	(9,466)	(91)	—	(9,557)	—	(9,557)
BALANCES AT MARCH 30, 2023	$24,692	$7,078	$157,000	$263,239	$(1,785)	$(2,091)	$448,133	$274	$448,407
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,230)	—	—	(1,230)	—	(1,230)
Exercise of stock options	—	—	(25)	—	—	121	96	—	96
Purchase of treasury stock	—	—	—	—	—	(226)	(226)	—	(226)
Reissuance of treasury stock	—	—	(204)	—	—	223	19	—	19
Issuance of non-vested stock	—	—	(55)	—	—	55	—	—	—
Shared-based compensation	—	—	1,515	—	—	—	1,515	—	1,515
Other	—	—	—	1	—	(1)	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(274)	(274)
Comprehensive income (loss)	—	—	—	13,466	(12)	—	13,454	—	13,454
BALANCES AT JUNE 29, 2023	$24,692	$7,078	$158,231	$275,157	$(1,797)	$(1,919)	$461,442	$—	$461,442
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(453)	—	—	(453)	—	(453)
$0.07 per share Common Stock	—	—	—	(1,723)	—	—	(1,723)	—	(1,723)
Exercise of stock options	—	—	(184)	—	—	1,171	987	—	987
Purchase of treasury stock	—	—	—	—	—	(914)	(914)	—	(914)
Reissuance of treasury stock	—	—	(3)	—	—	27	24	—	24
Issuance of non-vested stock	—	—	(53)	—	—	53	—	—	—
Shared-based compensation	—	—	1,313	—	—	—	1,313	—	1,313
Comprehensive income	—	—	—	12,234	(12)	—	12,222	—	12,222
BALANCES AT SEPTEMBER 28, 2023	$24,692	$7,078	$159,304	$285,215	$(1,809)	$(1,582)	$472,898	$—	$472,898

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
Exercise of stock options	—	—	(5)	—	—	31	26	—	26
Purchase of treasury stock	—	—	—	—	—	(1,373)	(1,373)	—	(1,373)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	1	—	—	8	9	—	9
Issuance of non-vested stock	78	—	(236)	—	—	158	—	—	—
Shared-based compensation	—	—	2,917	—	—	—	2,917	—	2,917
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(14,902)	531	—	(14,371)	—	(14,371)
BALANCES AT MARCH 31, 2022	$24,498	$7,111	$149,234	$274,403	$(10,913)	$(2,555)	$441,778	$—	$441,778
Exercise of stock options	—	—	(16)	—	—	69	53	—	53
Purchase of treasury stock	—	—	—	—	—	(104)	(104)	—	(104)
Reissuance of treasury stock	—	—	(2)	—	—	9	7	—	7
Issuance of non-vested stock	—	—	(305)	—	—	305	—	—	—
Shared-based compensation	—	—	1,655	—	—	—	1,655	—	1,655
Other	—	—	(1)	1	—	—	—	—	—
Comprehensive income	—	—	—	8,960	384	—	9,344	—	9,344
BALANCES AT JUNE 30, 2022	$24,498	$7,111	$150,565	$283,364	$(10,529)	$(2,276)	$452,733	$—	$452,733
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(320)	—	—	(320)	—	(320)
$0.05 per share Common Stock	—	—	—	(1,220)	—	—	(1,220)	—	(1,220)
Exercise of stock options	—	—	(175)	—	—	988	813	—	813
Purchase of treasury stock	—	—	—	—	—	(809)	(809)	—	(809)
Reissuance of treasury stock	—	—	(2)	—	—	20	18	—	18
Issuance of non-vested stock	—	—	(131)	—	—	131	—	—	—
Shared-based compensation	—	—	2,464	—	—	—	2,464	—	2,464
Comprehensive income	—	—	—	3,289	260	—	3,549	—	3,549
BALANCES AT SEPTEMBER 29, 2022	$24,498	$7,111	$152,721	$285,113	$(10,269)	$(1,946)	$457,228	$—	$457,228
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 28, 2023	December 29, 2022

Unrecognized gain on interest rate swap agreements	$—	$80
Net unrecognized actuarial loss for pension obligation	(1,809)	$(1,774)
	$(1,809)	$(1,694)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 28, 2023 and December 29, 2022, respectively, the Company’s $4,964 and $3,932 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At September 28, 2023 and December 29, 2022, respectively, the Company’s $27,003 and $6,000 of investments in money market funds were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At December 29, 2022, the Company’s $108 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs. This contract terminated on March 1, 2023.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At September 28, 2023 and December 29, 2022, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $70,000 of senior notes, valued using Level 2 pricing inputs, is approximately $62,406 at September 28, 2023, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $154,936 at September 28, 2023, determined based on market rates and the closing trading price of the convertible senior notes as of September 28, 2023. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended		39 Weeks Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022

Service cost	$122	$263	$366	$791
Interest cost	453	335	1,358	1,005
Net amortization of prior service cost and actuarial loss	(16)	258	(48)	772
Net periodic pension cost	$559	$856	$1,676	$2,568
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.
Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 28, 2023 is as follows:

	13 Weeks Ended September 28, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$63,652	$—	$—	$63,652
Rooms	—	36,456	—	36,456
Theatre concessions	54,551	—	—	54,551
Food and beverage	—	20,214	—	20,214
Other revenues(1)	8,382	15,443	83	23,908
Cost reimbursements	—	9,985	—	9,985
Total revenues	$126,585	$82,098	$83	$208,766

	39 Weeks Ended September 28, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$180,274	$—	$—	$180,274
Rooms	—	82,959	—	$82,959
Theatre concessions	156,633	—	—	$156,633
Food and beverage	—	53,980	—	$53,980
Other revenues(1)	22,904	41,857	263	$65,024
Cost reimbursements	—	29,179	—	$29,179
Total revenues	$359,811	$207,975	$263	$568,049
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 29, 2022 is as follows:

	13 Weeks Ended September 29, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$49,424	$—	$—	$49,424
Rooms	—	36,924	—	36,924
Theatre concessions	44,715	—	—	44,715
Food and beverage	—	21,444	—	21,444
Other revenues(1)	7,119	14,963	92	22,174
Cost reimbursements	—	8,969	—	8,969
Total revenues	$101,258	$82,300	$92	$183,650

	39 Weeks Ended September 29, 2022
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$150,928	$—	$—	$150,928
Rooms	—	83,219	—	83,219
Theatre concessions	138,326	—	—	138,326
Food and beverage	—	54,969	—	54,969
Other revenues(1)	20,932	40,938	303	62,173
Cost reimbursements	—	24,832	—	24,832
Total revenues	$310,186	$203,958	$303	$514,447
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $36,934 and $37,046 as of September 28, 2023 and December 29, 2022, respectively. The Company had no contract assets as of September 28, 2023 and December 29, 2022. During the 39 weeks ended September 28, 2023, the Company recognized revenue of $14,545 that was included in deferred revenues as of December 29, 2022. During the 39 weeks ended September 29, 2022, the Company recognized revenue of $9,448 that was included in deferred revenues as of December 30, 2021. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of September 28, 2023, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,882 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of September 28, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $15,317 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of September 28, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $3,707 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

2. Long-Term Debt
Long-term debt is summarized as follows:

	September 28, 2023	December 29, 2022

Senior notes	$70,000	$80,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	637	954
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	1,460	2,240
Revolving credit agreement	—	—
Debt issuance costs	(2,055)	(2,807)
Total debt, net of debt issuance costs	170,092	180,437
Less current maturities, net of issuance costs	10,411	10,432
Long-term debt	$159,681	$170,005
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
The Credit Agreement provides for a revolving credit facility that matures on January 9, 2025 with an initial maximum aggregate amount of availability of $225,000. At September 28, 2023, there were borrowings of $0 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (“SOFR”) plus a margin, effectively 6.41% at September 28, 2023. Availability under the line at September 28, 2023, was $220,623, after taking into consideration outstanding letters of credit that reduce revolver availability.
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
The Credit Agreement contains various restrictions and covenants. Among other requirements, the Credit Agreement (a) limits the amount of priority debt (as defined in the Credit Agreement) held by the Company’s restricted subsidiaries to no more than 20% of the Company’s consolidated total capitalization (as defined in the Credit Agreement), (b) limits the Company’s permissible consolidated debt to capitalization ratio to a maximum of 0.55 to 1.0, (c) requires the Company to maintain a consolidated fixed charge coverage ratio of at least 2.5 to 1.0 as of the end of the fiscal quarter ending March 30, 2023 and each fiscal quarter thereafter, and (d) restricts the Company’s ability to incur additional indebtedness and make voluntary prepayments on or defeasance of the Company’s 4.02% Senior Notes due August 2025, 4.32% Senior Notes due February 2027, the notes or certain other convertible securities. Beginning with the first quarter of fiscal 2023, the Company returned to compliance with prior financial covenants under the Credit Agreement that were temporarily waived

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

(specifically, the consolidated fixed charge coverage ratio), removing any limitations on the total amount of quarterly dividends or share repurchases. During fiscal 2022, the Credit Agreement limited the total amount of quarterly dividend payments or share repurchases to no more than $1,550 per quarter.
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
Subsequent to the end of the third quarter of fiscal 2023, on October 16, 2023 the Company amended the Credit Agreement. See Note 6 - Subsequent Event for further discussion.
Note Purchase Agreements
At September 28, 2023 and December 29, 2022, the Company’s $70,000 of senior notes consist of two Note Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.
Subsequent to the end of the third quarter of fiscal 2023, on October 16, 2023 the Company amended the Note Purchase Agreements. See Note 6 - Subsequent Event for further discussion.
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
Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At September 28, 2023, the applicable conversion rate is 92.3757 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an applicable conversion price of approximately $10.83 per share of Common Stock). If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
Since the Company’s fiscal 2021 second quarter through the Company’s fiscal 2023 fourth quarter, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers (as defined in the Convertible Notes purchase agreement) of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At September 28, 2023, the adjusted cap price is approximately $17.67 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
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
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

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
Total lease cost consists of the following:

		13 Weeks Ended		39 Weeks Ended
Lease Cost	Classification	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$695	$692	$2,074	$2,093
Interest on lease liabilities	Interest expense	187	210	577	647
		$882	$902	$2,651	$2,740
Operating lease costs:
Operating lease costs	Rent expense	$6,027	$6,364	$18,104	$19,105
Variable lease cost	Rent expense	526	273	1,469	288
Short-term lease cost	Rent expense	39	35	106	107
		$6,592	$6,672	$19,679	$19,500
Additional information related to leases is as follows:

	13 Weeks Ended		39 Weeks Ended
Other Information	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$703	$711	$1,904	$2,047
Operating cash flows from finance leases	187	210	577	647
Operating cash flows from operating leases	6,308	6,917	19,167	$21,053

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	181	119	317	307
Operating lease liabilities	261	92	261	275

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

	September 28, 2023	December 29, 2022

Finance leases:
Property and equipment – gross	$30,066	$29,885
Accumulated depreciation and amortization	(17,272)	(15,332)
Property and equipment - net	$12,794	$14,553
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	September 28, 2023	December 29, 2022
Weighted-average remaining lease terms:
Finance leases	7 years	7 years
Operating leases	12 years	12 years

Weighted-average discount rates:
Finance leases	4.61%	4.59%
Operating leases	4.59%	4.51%
Deferred rent payments of approximately $766 for the Company’s operating leases have been included in the total operating lease obligations as of September 28, 2023, of which approximately $513 is included in long-term operating lease obligations.
4. Income Taxes
The Company’s effective income tax rate for the 13 and 39 weeks ended September 28, 2023 was 32.4% and 30.5%, respectively, and was 31.3% and 9.8% for the 13 and 39 weeks ended September 29, 2022, respectively. The effective tax rate for the 39 weeks ended September 28, 2023 includes tax expense related to an increase in valuation allowances on certain state income tax net operating loss carryforwards and excess compensation subject to deduction limitations. The effective tax rate for the 39 weeks ended September 29, 2022 includes discrete tax expense related to various matters, including an increase in valuation allowances on certain state income tax net operating loss carryforwards. During the 39 weeks ended September 29, 2022, the Company received $22,959 of income tax refunds related to its fiscal 2020 tax return, including $636 of interest which is included within income tax benefit in the consolidated statement of earnings (loss).
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

Following is a summary of business segment information for the 13 and 39 weeks ended September 28, 2023 and September 29, 2022:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 28, 2023
Revenues	$126,585	$82,098	$83	$208,766
Operating income (loss)	11,377	14,377	(4,821)	20,933
Depreciation and amortization	14,258	4,817	83	19,158

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 29, 2022
Revenues	$101,258	$82,300	$92	$183,650
Operating income (loss)	(723)	14,120	(4,448)	8,949
Depreciation and amortization	11,632	4,733	87	16,452

39 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 28, 2023
Revenues	$359,811	$207,975	$263	$568,049
Operating income (loss)	32,707	15,450	(15,402)	32,755
Depreciation and amortization	37,063	13,706	259	51,028

39 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 29, 2022
Revenues	$310,186	$203,958	$303	$514,447
Operating income (loss)	7,687	17,963	(14,605)	11,045
Depreciation and amortization	35,686	14,484	265	50,435
6. Subsequent Event
Subsequent to the end of the third quarter of fiscal 2023, on October 16, 2023, the Company entered into a Sixth Amendment to the Credit Agreement (as previously amended, the “Credit Agreement” and, as amended by the Sixth Amendment, the “New Credit Agreement”), which provides for a new five-year revolving credit facility that matures on October 16, 2028, with an aggregate amount of available borrowings of $225,000. Upon the effective date, the Sixth Amendment amended the New Credit Agreement to, among other things: (i) revise the applicable interest rates for benchmark and ABR (defined below) loans to be determined by a net leverage ratio, rather than the previously used debt to capitalization ratio; (ii) revise the definition of consolidated EBITDA to include certain non-recurring costs and one-time expenses and exclude certain non-recurring recognized gains; (iii) exclude the Company’s hotel properties and certain theatre properties from the collateral under the New Credit Agreement; (iv) revise the financial covenants to eliminate covenants regarding the consolidated fixed charge coverage ratio and consolidated debt to capitalization ratio and replace these covenants with a requirement that the Company’s consolidated net leverage ratio not exceed 3.50:1.00, provided that, with some limitations, such ratio may be increased to 4.00:1:00 for the full fiscal quarter in which a material acquisition (in which aggregate consideration equals or exceeds $30,000) is consummated and the three fiscal quarters immediately thereafter; (v) replace the required consolidated fixed charge coverage ratio with a covenant that the Company’s interest coverage ratio at the end of any fiscal quarter not be less than 3.00:1.00; (vi) revise permitted indebtedness under the agreement to include, among other items, (a) borrowings or finance lease obligations to finance capital expenditures up to $40,000 at any time outstanding, (b) indebtedness under the Company’s senior notes up to $100,000 at any time outstanding; (c) indebtedness of up to $25,000 in any new restricted subsidiaries at the time such entity becomes a restricted subsidiary, (d) other indebtedness not exceeding $50,000 at any time outstanding and (e) other indebtedness as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the New Credit Agreement;

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 28, 2023
(in thousands, except share and per share data)

and (vii) revise the covenants to allow the Company to make investments as long as no default has occurred under the New Credit Agreement, or would occur as a result of the investment, as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the New Credit Agreement.
Borrowings under the New Credit Agreement bear interest at a variable rate equal to (i) the term SOFR, plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon the Company’s net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon the Company’s net leverage ratio as of the most recent determination date; provided, however, as of the effective date of the New Credit Agreement, in respect of revolving loans, the applicable margin is 1.75% for SOFR borrowings and 0.75% for ABR borrowings, and will be adjusted for the first time thereafter based upon the Company’s net leverage ratio as determined for the fiscal year ending December 28, 2023. The Company will also be required to pay a variable rate facility fee depending on the Company’s consolidated net leverage ratio; provided, however that such fee will be 0.25% and will be adjusted for the first time thereafter based upon the Company’s consolidated net leverage ratio as determined for the fiscal year ending December 28, 2023.
In connection with the New Credit Agreement, (i) the Company and certain of its subsidiaries have pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case to secure the New Credit Agreement and related obligations; and (ii) certain subsidiaries of the Company have guaranteed the Company’s obligations under the New Credit Agreement.
In connection with entering into the New Credit Agreement, on October 16, 2023, the Company and certain purchasers entered into the Sixth Amendment to: (i) the Note Purchase Agreement, dated December 21, 2016, for the Company’s 4.32% Senior Notes due February 22, 2027, and (ii) the Note Purchase Agreement, dated June 27, 2013, for the Company’s 4.02% Senior Notes due August 14, 2025 (collectively, the “Note Amendments” and such Note Purchase Agreements, as previously amended and as amended by the Note Amendments, the “Amended Senior Note Agreements”). The Note Amendments revise the Note Purchase Agreements so that the Amended Senior Note Agreements’ covenants and collateral provisions are consistent with those set forth in the New Credit Agreement. Customary fees were payable in connection with the closing of the Note Amendments.

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
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2023 consisted of the 13-week period beginning on June 30, 2023 and ended on September 28, 2023. The third quarter of fiscal 2022 consisted of the 13-week period beginning July 1, 2022 and ended on September 29, 2022. The first three quarters of fiscal 2023 consisted of the 39-week period beginning on December 30, 2022 and ended on September 28, 2023. The first three quarters of fiscal 2022 consisted of the 39-week period beginning December 31, 2021 and ended on September 29, 2022. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.

COVID-19 did not materially impact our results for the third quarter and first three quarters of fiscal 2023. For discussion regarding the impact of COVID-19 and related economic conditions on our results for the year ended December 29, 2022, see “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report. For discussion regarding potential impacts of future pandemics refer to the discussion of our operational risks and financial risks found in “Part I-Item 1A-Risk Factors” in our 2022 Annual Report.
Overall Results
The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the third quarter and first three quarters of fiscal 2023 and fiscal 2022 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Revenues	$208.8	$183.7	$25.1	13.7%	$568.0	$514.4	$53.6	10.4%
Operating income	20.9	8.9	12.0	133.9%	32.8	11.0	21.7	196.6%
Other income (expense)	(2.8)	(4.2)	1.3	32.1%	(9.4)	(14.0)	4.6	32.9%
Net earnings (loss)	$12.2	$3.3	$8.9	272.0%	$16.2	$(2.7)	$18.9	711.9%
Net earnings (loss) per common share - diluted	$0.32	$0.10	$0.22	220.0%	$0.46	$(0.09)	$0.55	611.1%
Revenues and operating income increased and net earnings (loss) and net earnings (loss) per diluted common share improved during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022. Increased revenues and operating income from our theatre division contributed to the improvement during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022. Increased revenues and operating income from our hotels and resorts division at comparable hotels (excluding the impact of the sale of The Skirvin Hilton) also contributed to the improvement during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022. The first half of fiscal 2022 was negatively impacted due to the fact that releases of new films were limited and travel was reduced due to the lingering impacts of the COVID-19 pandemic and subsequent variants, particularly during the first quarter of fiscal 2022.
Net earnings (loss) during the third quarter and first three quarters of fiscal 2023 was favorably impacted by decreased interest expense compared to the third quarter and first three quarters of fiscal 2022 and investment income during the third quarter and first three quarters of fiscal 2023 compared to investment losses in the third quarter and first three quarters of fiscal 2022.
We recognized investment income of $0.4 million and $1.1 million during the third quarter and first three quarters of fiscal 2023, respectively, compared to immaterial investment losses during the third quarter of fiscal 2022 and $0.8 million of investment losses during the first three quarters of fiscal 2022. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $2.9 million and $9.0 million for the third quarter and first three quarters of fiscal 2023, respectively, compared to $3.7 million and $11.8 million for the respective fiscal 2022 periods. The decrease in interest expense in fiscal 2023 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported income tax expense for the third quarter of fiscal 2023 of $5.9 million compared to income tax expense of $1.5 million during the third quarter of fiscal 2022. We reported income tax expense for the first three quarters of fiscal 2023 of $7.1 million compared to an income tax benefit of $0.3 million during the first three quarters of fiscal 2022. Our fiscal 2023 first three quarters effective income tax rate was 30.5%, and was negatively impacted by changes in valuation allowances related to deferred tax assets for state net operating loss carryforwards and by excess compensation subject to deduction limitations. Our fiscal 2022 first three quarters effective income tax rate was 9.8%, and was impacted by an increase in valuation allowances related to deferred tax assets for state net operating loss carryforwards. We anticipate that our effective income tax rate for fiscal 2023 may be in the 28-32% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2023 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Revenues	$126.6	$101.3	$25.3	25.0%	$359.8	$310.2	$49.6	16.0%
Operating income (loss)	11.4	(0.7)	12.1	n/m	32.7	7.7	25.0	325.5%
Operating margin (% of revenues)	9.0%	(0.7)%			9.1%	2.5%
Our theatre division revenues and operating income increased during the third quarter and first three quarters of fiscal 2023, with increased revenue per person, strong film performance, and an increase in the number of new films released by movie studios resulting in higher attendance compared to the third quarter and first three quarters of fiscal 2022. Our operating income during the third quarter and first three quarters of fiscal 2023 significantly improved compared to the third quarter and first three quarters of fiscal 2022 as a result of higher overall revenues and greater labor productivity.
The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Admission revenues	$63.7	$49.4	$14.2	28.8%	$180.3	$150.9	$29.3	19.4%
Concession revenues	54.6	44.7	9.8	22.0%	156.6	138.3	18.3	13.2%
Other revenues	8.4	7.1	1.3	17.7%	22.9	20.9	2.0	9.4%
Total revenues	126.6	101.3	25.3	25.0%	359.8	310.2	49.6	16.0%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2023 third quarter and first three quarters results, U.S. box office receipts increased 37.6% during our fiscal 2023 third quarter and 24.8% during our fiscal 2023 first three quarters compared to the same comparable weeks in fiscal 2022, indicating that our increase in admission revenues for comparable theatres (excluding theatres closed during the past year) during the third quarter and first three quarters of fiscal 2023 of 29.8% and 20.0% underperformed the industry by 7.8 and 4.8 percentage points, respectively. We believe our underperformance is attributable to the more significant impact of lingering variants of COVID-19 in other regions of the country than in our primarily Midwestern markets during the third quarter and first three quarters of fiscal 2022, representing a higher opportunity for growth in 2023 nationally than in our markets. We believe this is evidenced by the recovery in our admission revenues relative to pre-pandemic periods in fiscal 2019 compared with the overall recovery of the U.S. box office. During the third quarter and first three quarters of fiscal 2023, our admission revenues for comparable theatres were 93.4% and 85.2%, respectively, of admission revenues in the respective periods in fiscal 2019. This compares with U.S. box office receipts for the third quarter and first three quarters of fiscal 2023 that were 93.5% and 83.0% of U.S. box office receipts for the respective 2019 periods, indicating that our recovery in admission revenues was in-line with and outperformed the U.S. box office recovery during the respective periods.
We also believe our underperformance during the third quarter of fiscal 2023 compared to third quarter of fiscal 2022 is attributable to an unfavorable film mix during the third quarter of fiscal 2023 that was more appealing to audiences in other parts of the U.S. than in our Midwestern markets, compared to a favorable film mix during the third quarter of fiscal 2022 that included Top Gun: Maverick and Minions: The Rise of Gru, which played well in our Midwestern markets. Additional data received and compiled by us from Comscore indicates our admission revenues during the third quarter and first three quarters of fiscal 2023 represented approximately 2.9% and 3.1%, respectively, of the total admission revenues in the U.S.

during the periods (commonly referred to as market share in our industry). Our goal is to continue our past long-term pattern of outperforming the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres increased 15.6% during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, which was primarily attributable to a stronger performance from the top film this year (Barbie) versus the top film last year during the third quarter (Minions: The Rise of Gru) and the favorable impact of a small increase in the number of wide-release films (films showed in over approximately 1,500 theatres in the U.S.). During the third quarter of fiscal 2023 there were 24 wide-release films compared to 23 wide-release films during the third quarter of fiscal 2022.
Total theatre attendance for our comparable theatres increased 7.3% during the first three quarters of fiscal 2023 compared to the prior year period, resulting primarily from an increase in the number of wide-release films. During the first three quarters of fiscal 2023 there were 76 wide-release films compared to 61 wide-release films during the first three quarters of fiscal 2022.
Our highest grossing films during the fiscal 2023 third quarter included Barbie, Oppenheimer, Sound of Freedom, Indiana Jones and the Dial of Destiny and Mission: Impossible - Dead Reckoning Part One. Our top five films during our fiscal 2023 third quarter accounted for 57% of our total box office results, compared to 62% for the top five films during the third quarter of fiscal 2022, both expressed as a percentage of the total admission revenues for the period. A decreased concentration of blockbuster films during a given quarter often has the effect of lowering our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a less concentrated film slate, our overall film cost as a percentage of admission revenues decreased during the third quarter of fiscal 2023 compared to the same period in the prior year.
Our average ticket price increased 12.8% and 12.2% during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022, respectively, and was favorably impacted by inflationary price increases that we implemented in the first quarter of fiscal 2023 in response to increases in labor and supply costs, an increase in the percentage of our weekly attendance on days other than Value Tuesday, and a film mix featuring more films for adult audiences at higher ticket prices. During the last week of the first quarter of fiscal 2023, we implemented several pricing changes to our Value Tuesday promotion across our theatre circuit, which has historically offered $5 admission and free complementary-size popcorn to our loyalty program members. Our new Value Tuesday promotion features $6 admission for members of our free Magical Movie Rewards (MMR) loyalty program and $7 admission for non-MMR customers. The overall increase in average ticket price favorably impacted our admission revenues of our comparable theatres by $6.9 million and $18.9 million during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022, respectively.
Our average concession revenues per person increased by 6.5% and 6.2% during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022, respectively, due to inflationary increases in concessions prices in response to increases in food and labor costs and due to the net positive impact of changes to our Value Tuesday promotion, which replaced free complementary-size popcorn with a 20% discount on all concessions, food and non-alcoholic beverages for MMR members. We also believe average concession revenues per person was positively impacted by a new food and beverage menu introduced in the fourth quarter of fiscal 2022. The increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $3.2 million and $8.7 million during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022, respectively.
Other revenues during the third quarter of fiscal 2023 increased by $1.3 million compared to the third quarter of fiscal 2022. Other revenues increased by $2.0 million during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022. The increases were primarily due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue.
Several films have performed well in the early weeks of our fiscal 2023 fourth quarter, including Taylor Swift: The Eras Tour, The Exorcist: Believer, PAW Patrol: The Mighty Movie, Saw X, The Creator and Five Nights at Freddy’s. In fact, Taylor Swift: The Eras Tour has produced the highest box office concert film of all time in North America. Although it is possible that schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2023 that have potential to perform very well include The Marvels, The Holdovers, Trolls Band Together, Hunger Games: The Ballad of

Songbirds and Snakes, Wish, Napoleon, Renaissance: A Film by Beyonce, Wonka, Aquaman and the Lost Kingdom and The Color Purple.
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
The quantity of films released to theatres is also dependent upon the timing of film production by the studios. On May 2, 2023, the union representing script writers, the Writers Guild of America (WGA), went on strike after its contract expired with the Alliance of Motion Picture and Television Producers (AMPTP), which represents media companies including film studios. On September 27, 2023, the WGA ended its strike and on October 9, 2023, the WGA ratified a new contract with the AMPTP, with the term of the agreement through May 1, 2026. On July 14, 2023, the union representing actors, the Screen Actors Guild - American Federation of Television and Radio Artists (SAG-AFTRA), also went on strike over an ongoing labor dispute with AMPTP. Film production has stopped as a result of these strikes, and a prolonged shutdown in film production may impact the film release schedule, particularly in 2024 and 2025.
We ended the third quarter of fiscal 2023 with a total of 993 company-owned screens in 79 theatres, compared to 1,064 company-owned screens in 85 theatres at the end of the third quarter of fiscal 2022. We made decisions to close several underperforming theatres during fiscal 2023, including one of our owned theatres in the first quarter of fiscal 2023, two owned theatres in the second quarter of fiscal 2023, and two owned theatres and one leased theatre in the third quarter of fiscal 2023.
Hotels and Resorts
The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Revenues	$82.1	$82.3	$(0.2)	(0.2)%	$208.0	$204.0	$4.0	2.0%
Operating income	14.4	14.1	0.3	1.8%	15.5	18.0	(2.5)	(14.0)%
Operating margin (% of revenues)	17.5%	17.2%			7.4%	8.8%
On December 16, 2022, we completed the sale of The Skirvin Hilton in Oklahoma City, Oklahoma (we held a majority-ownership position in this hotel prior to its sale). The results of The Skirvin Hilton are included in our divisional and consolidated results of operations during fiscal 2022 through the date of the sale.
Excluding The Skirvin Hilton from fiscal 2022 results, hotels and resorts revenues increased 4.9% and 8.3% during the third quarter and first three quarters of fiscal 2023 compared to the third quarter and first three quarters of fiscal 2022, respectively. Our hotels and resorts division operating income during the first three quarters of fiscal 2023 decreased compared to the first three quarters of fiscal 2022 due to the sale of The Skirvin Hilton (which had operating income during the third quarter and first three quarters of fiscal 2022) and increased labor costs during the fiscal 2023 periods as we increased our staffing levels to enhance the customer experience compared to the third quarter and first three quarters of fiscal 2022 when various positions were unfilled due to staffing shortages.

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Room revenues	$36.5	$36.9	$(0.5)	(1.3)%	$83.0	$83.2	$(0.3)	(0.3)%
Food/beverage revenues	20.2	21.4	(1.2)	(5.7)%	54.0	55.0	(1.0)	(1.8)%
Other revenues	15.4	15.0	0.5	3.2%	41.9	40.9	0.9	2.2%
Total revenues before cost reimbursements	72.1	73.3	(1.2)	(1.7)%	178.8	179.1	(0.3)	(0.2)%
Cost reimbursements	10.0	9.0	1.0	11.3%	29.2	24.8	4.3	17.5%
Total revenues	$82.1	$82.3	$(0.2)	(0.2)%	$208.0	$204.0	$4.0	2.0%
Division total revenues before cost reimbursements decreased during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, due to the negative impact of the sale of The Skirvin Hilton. Excluding The Skirvin Hilton from fiscal 2022 results, division revenues before cost reimbursements increased $2.8 million, or 4.1% during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 due to increased occupancy at four of our seven owned hotels and increased average daily rate at five of our seven owned hotels. Division total revenues before cost reimbursements decreased during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, due to the negative impact of the sale of The Skirvin Hilton. Excluding The Skirvin Hilton from fiscal 2022 results, division revenues before cost reimbursements increased $11.7 million, or 7.0%, during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022 due to increased occupancy at five of our seven owned hotels and increased average daily rate at all seven of our owned hotels.
The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2023 and fiscal 2022, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	Third Quarter				First Three Quarters
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Occupancy pct.	76.5%	74.5%	2.0 pts	2.7%	65.2%	62.0%	3.2 pts	5.1%
ADR	$213.05	$207.46	$5.59	2.7%	$189.09	$182.25	$6.84	3.8%
RevPAR	$163.00	$154.51	$8.49	5.5%	$123.23	$112.92	$10.31	9.1%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The Skirvin Hilton is not included in the fiscal 2022 statistics.
RevPAR increased at six of our seven comparable company-owned properties during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022, and increased at all seven of our comparable company-owned properties during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022. Group demand continued to grow during the fiscal 2023 third quarter, with weekday and weekend growth increasing group business as a percentage of our overall business mix. During the third quarter of fiscal 2023, our group business represented approximately 40.7% of our total rooms revenue, compared to approximately 39.2% during the third quarter of fiscal 2022. Non-group pricing remained strong in the majority of our markets during the third quarter of fiscal 2023, with leisure demand contributing to increased ADR.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2023 third quarter and first three quarters results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 3.2% during our fiscal 2023 third quarter compared to the same period during fiscal 2022, leading us to believe we outperformed the industry during the fiscal 2023 third quarter by approximately 2.3 percentage points. During the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, comparable “upper upscale” hotels experienced an increase in RevPAR of 10.2%, leading us to believe we underperformed the industry during the first three quarters of fiscal 2023 by approximately 1.1 percentage points. We believe our underperformance during the first three quarters of fiscal 2023 occurred because occupancy at our hotels recovered earlier in fiscal 2022, particularly in the first quarter of fiscal 2022, than the industry, which generally lagged our occupancy levels in fiscal 2022. This resulted in the industry growing occupancy at a faster rate than our owned hotels during the first three quarters of fiscal 2023 compared to the prior year.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 4.7% during our third quarter, again compared to the same period in fiscal 2022. Therefore, we believe we outperformed our competitive sets during the third quarter of fiscal 2023 by approximately 0.8 percentage point. We believe our outperformance to our competitive sets during the third quarter of fiscal 2023 results primarily from our strong mix of leisure customers at higher rates during the seasonal peak summer months with our properties that have a stronger appeal to leisure travelers compared to the competitive sets. During the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, hotels in our competitive sets experienced an increase in RevPAR of 9.8%, leading us to believe we underperformed our competitive sets during the first three quarters of fiscal 2023 by approximately 0.7 percentage points. We believe our underperformance to our competitive sets during the first three quarters of fiscal 2023 results primarily because occupancy at our hotels recovered earlier in fiscal 2022, particularly in the first quarter of fiscal 2022, than our competitive sets, which generally lagged our occupancy levels in fiscal 2022. This resulted in our competitive sets growing occupancy at a faster rate than our owned hotels during the first three quarters of fiscal 2023 compared to the prior year.
Looking to future periods, overall occupancy in the U.S. is expected to continue to slowly increase. In the near term, we expect leisure travel demand to normalize. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We expect gradual increases in business travel as corporate training events, meetings, and conferences return and office occupancy increases. As of the date of this report, our group room revenue bookings for the remainder of fiscal 2023 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 11% ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2024 is running approximately 14% ahead of where we were at the same time in late fiscal 2022 for fiscal 2023. Banquet and catering revenue pace for fiscal 2023 and fiscal 2024 is similarly running ahead of where we were at this same time last year. We are encouraged by continuing positive trends in group bookings for the remainder of fiscal 2023, fiscal 2024 and beyond.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the third quarter and first three quarters of fiscal 2023 and fiscal 2022 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2023	F2022	Amt.	Pct.	F2023	F2022	Amt.	Pct.
Theatres	$26.7	$12.5	$14.2	114.3%	$71.7	$46.0	$25.8	56.0%
Hotels and resorts	19.4	19.1	0.4	2.0%	30.4	33.3	(2.9)	(8.7)%
Corporate items	(3.8)	(3.7)	(0.2)	(4.3)%	(11.6)	(10.8)	(0.9)	(8.2)%
Total Adjusted EBITDA	$42.3	$27.9	$14.5	51.9%	$90.5	$68.5	$22.0	32.1%

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Third Quarter		First Three Quarters
	F2023	F2022	F2023	F2022
Net earnings (loss)	$12.2	$3.3	$16.2	$(2.7)
Add (deduct):
Investment (income) loss	(0.4)	—	(1.1)	0.8
Interest expense	2.9	3.7	9.0	11.8
Other (income) expense	0.5	0.4	1.4	1.5
Loss (gain) on disposition of property, equipment and other assets	0.2	0.1	1.0	(0.3)
Equity (earnings) losses from unconsolidated joint ventures	(0.1)	—	0.1	0.1
Income tax expense (benefit)	5.9	1.5	7.1	(0.3)
Depreciation and amortization	19.2	16.5	51.0	50.4
Share-based compensation expenses (1)	1.3	2.5	5.0	7.0
Impairment charges (2)	0.7	—	0.7	—
Total Adjusted EBITDA	$42.3	$27.9	$90.5	$68.5
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Third Quarter, F2023				First Three Quarters, F2023
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$11.4	$14.4	$(4.8)	$20.9	$32.7	$15.5	$(15.4)	$32.8
Depreciation and amortization	14.3	4.8	0.1	19.2	37.1	13.7	0.3	51.0
Loss (gain) on disposition of property, equipment and other assets	0.2	—	—	0.2	0.5	0.5	—	1.0
Share-based compensation (1)	0.1	0.2	0.9	1.3	0.8	0.7	3.5	5.0
Impairment charges (2)	0.7	—	—	0.7	0.7	—	—	0.7
Total Adjusted EBITDA	$26.7	$19.4	$(3.8)	$42.3	$71.7	$30.4	$(11.6)	$90.5

	Third Quarter, F2022				First Three Quarters, F2022
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(0.7)	$14.1	$(4.4)	$8.9	$7.7	$18.0	$(14.6)	$11.0
Depreciation and amortization	11.6	4.7	0.1	16.5	35.7	14.5	0.3	50.4
Share-based compensation (1)	1.5	0.2	0.7	2.5	2.6	0.8	3.6	7.0
Total Adjusted EBITDA	$12.5	$19.1	$(3.7)	$27.9	$46.0	$33.3	$(10.8)	$68.5
(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges related to one permanently closed theatre in fiscal 2023.
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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 88-year history and our financial position remains strong. As of September 28, 2023, we had a cash balance of approximately $36.0 million, $220.6 million of availability under our $225 million revolving credit facility, and our debt-to-capitalization ratio was 0.26. With our strong liquidity position combined with cash generated from operations, we believe we are positioned to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as our longer-term capital requirements.
Financial Condition
Net cash provided by operating activities totaled $68.6 million during the first three quarters of fiscal 2023, compared to net cash provided by operating activities of $60.4 million during the first three quarters of fiscal 2022. The $8.3 million increase in net cash provided by operating activities was due to an $18.9 million increase in net earnings and the favorable timing in the payment of accounts payable and other working capital payments during the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022, partially offset by the receipt of refundable income taxes of $22.7 million and government grants of $4.3 million during the first three quarters of fiscal 2022 that did not recur in fiscal 2023.
Net cash used in investing activities during the first three quarters of fiscal 2023 totaled $26.9 million, compared to net cash used in investing activities of $22.9 million during the first three quarters of fiscal 2022. The increase in net cash used in investing activities of $4.0 million was the result of the impact of the sale of non-core real estate assets of $4.9 million during the first three quarters of fiscal 2022 that did not recur in fiscal 2023 and an increase in cash used in the purchase of trading securities and other investing activities, partially offset by a decrease of $1.6 million in capital expenditures. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $25.8 million during the first three quarters of fiscal 2023 compared to $27.5 million during the first three quarters of fiscal 2022.
Fiscal 2023 first three quarters cash capital expenditures included approximately $10.4 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2023 of approximately $15.1 million, including costs related to guest room renovations at the Grand Geneva Resort and Spa, meeting space renovations at The Pfister Hotel and normal maintenance capital projects.
Net cash used in financing activities during the first three quarters of fiscal 2023 totaled $26.2 million compared to net cash used in financing activities of $44.8 million during the first three quarters of fiscal 2022. During the first three quarters of fiscal 2023, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added

$38.0 million of new short-term revolving credit facility borrowings, and we made $38.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2023 (net zero borrowings on our credit facility). We ended the third quarter of fiscal 2023 with no outstanding borrowings under our revolving credit facility. During the first three quarters of fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $62.0 million of new short-term revolving credit facility borrowings, and we made $43.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2022 (net $19.0 million of borrowings on our credit facility).
Principal payments on long-term debt were approximately $11.1 million during the first three quarters of fiscal 2023 compared to payments of $11.3 million during the first three quarters of fiscal 2022. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.26 at September 28, 2023, compared to 0.28 at December 29, 2022.
During the first three quarters of fiscal 2023 and the first three quarters of fiscal 2022, we did not repurchase any shares of our common stock in the open market. As of September 28, 2023, approximately 2.4 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first three quarters of fiscal 2023 were $5.3 million. In the third quarter of fiscal 2022, we reinstated our quarterly dividend that had been suspended as a result of the COVID-19 pandemic. Dividends paid during the first three quarters of fiscal 2022 were $1.5 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
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
New Credit Agreement and Sixth Amendment to Note Purchase Agreements
Subsequent to the end of the third quarter of fiscal 2023, on October 16, 2023, we entered into a Sixth Amendment to the Credit Agreement (as previously amended, the “Credit Agreement” and, as amended by the Sixth Amendment, the “New Credit Agreement”), which provides for a new five-year revolving credit facility that matures on October 16, 2028, with an aggregate amount of available borrowings of $225 million. Upon the effective date, the Sixth Amendment amended the New Credit Agreement to, among other things: (i) revise the applicable interest rates for benchmark and ABR (defined below) loans to be determined by a net leverage ratio, rather than the previously used debt to capitalization ratio; (ii) revise the definition of consolidated EBITDA to include certain non-recurring costs and one-time expenses and exclude certain non-recurring recognized gains; (iii) exclude our hotel properties and certain theatre properties from the collateral under the New Credit Agreement; (iv) revise the financial covenants to eliminate covenants regarding the consolidated fixed charge coverage ratio and consolidated debt to capitalization ratio and replace these covenants with a requirement that our consolidated net leverage ratio not exceed 3.50:1.00, provided that, with some limitations, such ratio may be increased to 4.00:1:00 for the full fiscal quarter in which a material acquisition (in which aggregate consideration equals or exceeds $30,000,000) is consummated and the three fiscal quarters immediately thereafter; (v) replace the required consolidated fixed charge coverage ratio with a covenant that our interest coverage ratio at the end of any fiscal quarter not be less than 3.00:1.00; (vi) revise permitted indebtedness under the agreement to include, among other items, (a) borrowings or finance lease obligations to finance capital expenditures up to $40 million at any time outstanding, (b) indebtedness under our senior notes up to $100 million at any time outstanding; (c) indebtedness of up to $25 million in any new restricted subsidiaries at the time such entity becomes a restricted subsidiary, (d) other indebtedness not exceeding $50 million at any time outstanding and (e) other indebtedness as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the New Credit Agreement; and (vii) revise the covenants to allow us to make investments as long as no default has occurred under the New Credit Agreement, or would occur as a result of the investment, as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the New Credit Agreement.
Borrowings under the New Credit Agreement bear interest at a variable rate equal to (i) the term SOFR, plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date; provided, however, as of the effective date of the New Credit Agreement, in respect of revolving loans, the applicable margin is 1.75% for SOFR borrowings and 0.75% for ABR borrowings, and will be adjusted for the first time thereafter based upon our net leverage ratio as determined for the fiscal year ending December 28, 2023. We will also be required to pay a variable rate facility fee depending on our consolidated net leverage ratio; provided, however that such fee will be 0.25% and will be adjusted for the first time thereafter based upon our consolidated net leverage ratio as determined for the fiscal year ending December 28, 2023.
In connection with the New Credit Agreement, (i) we and certain of our subsidiaries have pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case to secure the New Credit Agreement and related obligations; and (ii) certain of our subsidiaries have guaranteed our obligations under the New Credit Agreement.
In connection with entering into the New Credit Agreement, on October 16, 2023, we and certain purchasers entered into the Sixth Amendment to: (i) the Note Purchase Agreement, dated December 21, 2016, for our 4.32% Senior Notes due February 22, 2027, and (ii) the Note Purchase Agreement, dated June 27, 2013, for our 4.02% Senior Notes due August 14, 2025 (collectively, the “Note Amendments” and such Note Purchase Agreements, as previously amended and as amended by the Note Amendments, the “Amended Senior Note Agreements”). The Note Amendments revise the Note Purchase Agreements so that the Amended Senior Note Agreements’ covenants and collateral provisions are consistent with those set forth in the New Credit Agreement. Customary fees were payable in connection with the closing of the Note Amendments.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 30 - July 27	54,254	$15.00	54,254	2,434,657
July 28 - August 31	6,519	15.32	6,519	2,428,138
September 1 - September 28	—	—	—	2,428,138
Total	60,773	$15.74	60,773	2,428,138
(1)Through September 28, 2023, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 28, 2023, we had repurchased approximately 9.3 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the third quarter of 2023 were purchased in conjunction with the exercise of stock options pursuant to the publicly announced repurchase authorization.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the thirteen weeks ended September 28, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1
Sixth Amendment to Credit Agreement, dated October 16, 2023, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.2
The Sixth Amendment to Note Purchase Agreement, dated June 27, 2013, dated October 16, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

4.3
The Sixth Amendment to Note Purchase Agreement, dated December 21, 2016, dated October 16, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.]

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

THE MARCUS CORPORATION

DATE: November 2, 2023	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: November 2, 2023	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1