Form 10-K
period 2023-12-28
MARCUS CORP
filed 2024-03-01
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 29, 2023 was approximately $288,096,465. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding at February 27, 2024 – 24,706,056
Class B common stock outstanding at February 27, 2024 – 7,016,354
Portions of the registrant’s definitive Proxy Statement for its 2024 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects future pandemics may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (including disruptions in the production of films due to events such as a strike by actors, writers or directors or future pandemics); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics; and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1.    Business.
General
We are engaged primarily in two business segments: movie theatres and hotels and resorts.
As of December 28, 2023, our theatre operations included 79 movie theatres with 993 screens throughout 17 states (Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia). We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.
As of December 28, 2023, our hotels and resorts operations included seven wholly-owned and operated hotels and resorts in Wisconsin, Illinois, and Nebraska. We also manage eight hotels, resorts and other properties for third parties in Wisconsin, California, Minnesota, Nevada, Nebraska, Illinois, Iowa, and Pennsylvania. As of December 28, 2023, we owned or managed approximately 4,400 hotel and resort rooms.
Both of these business segments are discussed in detail below. For information regarding the revenues, operating income or loss, assets and certain other financial information of these segments for the last three full fiscal years, please see our consolidated financial statements and the accompanying Note 13 in Part II below.

Strategic Plans
Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Theatre Operations
At the end of fiscal 2023, we owned or operated 79 movie theatre locations with a total of 993 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. We averaged 12.6 screens per location at the end of fiscal 2023 and 12.5 screens per location at the end of fiscal 2022 and fiscal 2021. Our 79 company-owned facilities include 47 megaplex theatres (12 or more screens), representing approximately 71% of our total screens, 31 multiplex theatres (two to 11 screens) and one single-screen theatre.
We invested approximately $406 million, excluding acquisitions, to further enhance the movie-going experience and amenities in new and existing theatres over the last ten-plus years. These investments include:
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
The COVID-19 pandemic had a significant impact on the theatre exhibition industry. In recent years, the industry has faced significant on-going challenges, including supply chain disruptions following the COVID-19 pandemic that impacted movie production during fiscal 2021 and fiscal 2022, and labor strikes by the Writers Guild of America (WGA) and the Screen Actors Guild - American Federation of Television and Radio Artists (SAG-AFTRA) that resulted in a prolonged shutdown in film production during fiscal 2023. These disruptions resulted in delays of movie releases and a reduced number of films available for theatrical release. A number of theatre operators have filed for bankruptcy relief and many others continue to face difficult financial circumstances. Although we will prioritize our own finances, we will continue to consider potential acquisitions as well as consider management agreements which may possibly lead to opportunities to own. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. From fiscal 2019 through fiscal 2021, we added DreamLounger seating at eight acquired Movie Tavern or Marcus Wehrenberg theatres and one newly built Movie Tavern by Marcus theatre. As of December 28, 2023, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 84% of our theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 28, 2023, we offered our DreamLounger recliner seating in approximately 87% of our screens, a percentage we believe to be the highest among the largest theatre chains in the nation.

UltraScreen DLX®, SuperScreen DLX® (DreamLounger eXperience) and ScreenX conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept over 20 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. In fiscal 2023 we introduced our first ScreenX auditorium featuring 270-degree projection providing guests with an immersive viewing experience. From fiscal 2019 through fiscal 2023, we converted one existing screen at an acquired theatre to UltraScreen DLX, opened one new UltraScreen DLX at an acquired theatre, converted 38 existing screens to SuperScreen DLX, and opened one new SuperScreen DLX auditorium at a newly built Movie Tavern by Marcus theatre. As of December 28, 2023, we had 31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 89 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound), one ScreenX and three IMAX® PLF screens at 65 of our theatre locations. As of December 28, 2023, we offered at least one PLF screen in approximately 82% of our theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. During fiscal 2023, we converted one existing screen to SuperScreen DLX and one existing screen to ScreenX, and we continue to evaluate opportunities to convert additional existing screens to SuperScreen DLX and ScreenX auditoriums.
Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:
•Take Five® Lounge, Take Five Express and The Tavern – These full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We also offer full liquor service through the concession stand at two theatres. We operate 19 bars known as The Tavern. We added one Take Five Lounge outlet in fiscal 2021 to a Marcus Wehrenberg theatre that underwent a complete renovation. As of December 28, 2023, we offered bars/full liquor service at 49 theatres, representing approximately 62% of our theatres. We are currently evaluating opportunities to add bar service to additional locations.
•Zaffiro’s® Express – These outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. Our number of theatres with this concept totaled 29 as of December 28, 2023, representing approximately 49% of our theatres (excluding our in-theatre dining Movie Tavern theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
•Reel Sizzle® – This signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. We added one Reel Sizzle outlet in fiscal 2021 to a Marcus Wehrenberg theatre that underwent a complete renovation. As of December 28, 2023, we operated nine Reel Sizzle outlets.
•Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and three of the Marcus Wehrenberg theatres offer in-lobby dining concepts sold through the concession stand. Including these additional concepts, as of December 28, 2023, we offered one or more in-lobby dining concepts in 39 theatres, representing approximately 66% of our theatres (excluding our in-theatre dining Movie Tavern theatres).
•In-theatre dining – As of December 28, 2023, we offered in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlex® and Movie Tavern by Marcus, representing approximately 37% of our theatres.

We offer a “Value Tuesday” promotion at every theatre in our circuit that includes discounted admission, concessions, food and non-alcoholic beverages to our loyalty program members. We have seen our Tuesday attendance increase dramatically since the introduction of the Tuesday promotion. We believe this promotion has increased movie-going frequency and reached a customer who may have stopped going to the movies because of price. During the last week of the first quarter of fiscal 2023, we implemented several pricing changes to our Value Tuesday promotion across our theatre circuit, which historically offered $5 admission and free complementary-size popcorn to our loyalty program members. Our new Value Tuesday promotion features $6 admission for members of our free Magical Movie Rewards® (MMR) loyalty program, $7 admission for non-MMR customers, and replaces free complementary-size popcorn with a 20% discount on all concessions, food and non-alcoholic beverages for MMR members. We also offer a “Student Thursday” promotion at all of our locations that has been well received by that particular customer segment. In addition, we offer a “Young-at-Heart” program for seniors on Friday afternoons.
We offer what we believe to be a best-in-class customer loyalty program called Magical Movie Rewards. We currently have approximately 5.9 million members enrolled in the program. Approximately 45% of all box office transactions and 38% of total transactions in our theatres during fiscal 2023 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe helps us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this results in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results.
We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application, and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at all of our theatres in fiscal 2020. We have continued to install additional theatre-level technology, such as new ticketing and food and beverage purchasing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve the customer experience, both at the theatre and through mobile platforms and other electronic devices.
The addition of digital technology throughout our circuit (we offer digital cinema or laser projection on 100% of our screens) has provided us with additional opportunities to obtain non-motion picture alternative content programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, concerts and other events, at many of our locations. We offer weekday and weekend alternative content programming at many of our theatres across our circuit. This special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.
Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Blockbusters have historically accounted for a significant portion of our total admission revenues – in the years before the COVID-19 pandemic, our top 15 performing films accounted for 48% of our fiscal 2019 total admission revenues and 42% of our fiscal 2018 total admission revenues. With fewer films released in the years following the pandemic, our top 15 films accounted for 55% and 63% of our fiscal 2021 and 2022 total admission revenues, respectively. With an increase in the number films released in fiscal 2023, our top 15 films accounted for 49% of total admission revenues.
We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.
We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, safe, attractive and contemporary theatre environments. All of our movie theatre complexes feature digital cinema or laser projection technology; either digital sound, Dolby Atmos or other stereo sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; tiled floors; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our screens. Computerized box offices permit all of our movie theatres to sell tickets in advance and all of our theatres offer reserved seating. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We have an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller, or directly through our website or app.
Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 28, 2023, we had the ability to offer digital 3D presentations in 338, or approximately 34%, of our screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.
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
Hotels and Resorts Operations
Owned and Operated Hotels and Resorts
The Pfister® Hotel
We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), the exclusive Pfister VIP Club Lounge, two restaurants (including our signature restaurant, Mason Street Grill), three cocktail lounges, a state-of-the-art WELL Spa® + Salon, a high-tech executive boardroom, high-end retail space leased to tenants and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities, including one of the largest ballrooms in the Milwaukee metropolitan area. In 2023, The Pfister Hotel earned its 47th consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. USA Today 10Best Readers’ Choice 2023 named The Pfister Hotel number six on their list of the Top 10 Historic Hotels in the U.S. Also in 2023, The Pfister was recognized for the fifth year in a row as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards and was featured as the number one downtown Milwaukee hotel by U.S. News & World Report. The Pfister currently holds the TripAdvisor® Travelers’ Choice distinction and is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. During fiscal 2023, the hotel’s ballrooms and meeting space were renovated and, in 2024, we plan to complete renovations of the lobby and historic tower guest rooms.

The Hilton Milwaukee City Center
We own and operate the 729-room Hilton Milwaukee City Center. The hotel has three restaurants (including our first Miller Time® Pub & Grill and the award-winning Milwaukee ChopHouse), a cocktail lounge, a Starbucks® outlet and an 870-car parking ramp. Directly connected to the Wisconsin Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In 2023, the Hilton Milwaukee City Center was recognized as a top hotel in Milwaukee by U.S. News & World Report.
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
The Grand Geneva® Resort & Spa
We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This destination resort is located on 1,300 acres and includes 356 guest rooms, 29 studio, one, two and three bedroom villas, the exclusive Geneva Club Lounge, over 60,000 square feet of banquet, meeting and exhibit space, including 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a state-of-the-art WELL Spa + Salon and fitness complex, horse stables and an on-site airport. In 2023, Grand Geneva Resort & Spa earned its 26th consecutive AAA Four Diamond Award from the American Automobile Association. The resort was also recognized as one of Travel & Leisure’s World’s Best in the Midwest and named a Platinum Award Winner from Smart Meetings. The resort currently holds the TripAdvisor® Travelers’ Choice badge, a distinction it has earned for over 10 consecutive years. Major renovations to Grand Geneva Resort & Spa have been recently completed, including the reception and lobby bar areas in 2021, and the guest rooms in 2023. Renovations to the resort’s ballrooms and meeting space are currently underway and will be completed in 2024.
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
The Lincoln Marriott Cornhusker Hotel
We own and operate The Lincoln Marriott Cornhusker Hotel in downtown Lincoln, Nebraska. The Lincoln Marriott Cornhusker Hotel is a 300 room, full service hotel with 45,600 square feet of meeting space and a Miller Time Pub & Grill. We also own the Cornhusker Office Plaza, which is a seven story building with a total of 85,592 square feet of net leasable office space connected to the hotel by a three story atrium that is used for local events and exhibits. In 2023, the hotel was highlighted as a top three hotel in Nebraska and also featured as the number one hotel in Lincoln by U.S. News & World Report.
Saint Kate® – The Arts Hotel
We own and operate Saint Kate – The Arts Hotel, located in the heart of Milwaukee’s theatre and entertainment district. Saint Kate – The Arts Hotel features 219 art-inspired guestrooms, 13,000 square feet of flexible meeting space, 11 event rooms and three restaurants, as well as two bars and lounge areas. The hotel also includes a theatre with programming that features lectures and theatrical and musical performances, six unique gallery and other event spaces that host rotating exhibitions, screenings, workshops and more. In 2023, Saint Kate – The Arts Hotel earned the AAA Four Diamond Award from the American Automobile Association, was recognized as a top hotel in the Midwest for the fourth year in a row in the Condé Nast Traveler’s Readers’ Choice Awards and was highlighted as the number two hotel in Milwaukee by U.S. News & World Report.
The Skirvin Hilton
From 2006 through fiscal 2022 we were the 60% principal equity partner and operator of The Skirvin Hilton hotel in Oklahoma City, Oklahoma, a 225 room historic hotel. On December 16, 2022, we sold The Skirvin Hilton for $36.75 million. See Note 4 in the financial footnotes to the accompanying consolidated financial statements for further discussion of the sale transaction.
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
We manage The Garland hotel in North Hollywood, California. The Garland hotel features 257 guest rooms and suites, over 23,000 square feet of meeting and event space - including a 130-seat theater, a ballroom, and an outdoor event venue ideal for weddings and social events, a well-equipped fitness center, an outdoor swimming pool with two hot tubs, and a successful on-site restaurant, The Front Yard. The mission-style hotel is located on seven acres near Universal Studios Hollywood and serves as a preferred hotel for the theme park. The Garland has held the TripAdvisor® Travelers’ Choice Award for nine consecutive years. In 2023, The Garland was recognized with multiple awards during fiscal 2023 including as a Top Hotel in Los Angeles in the Condé Nast Traveler’s Readers’ Choice Awards for the eighth year since rebranding, as well as a Top 10 Hotel in Greater Los Angeles as ranked by the 2023 Travel + Leisure World’s Best Awards.
We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This hotel offers 256 rooms, 11,667 square feet of meeting space, an indoor swimming pool, a fitness center, and the Bloomington ChopHouse and Olive Lounge. The hotel has a contemporary feel and has been a service leader within the industry with recent awards including Hilton’s 2022 Award of Excellence, Hilton’s 2022 Annual Brighter Together Award and Wine Spectator’s 2023 Award of Excellence. Additionally in 2022, the hotel was ranked as #2 Best Hotel in Bloomington, Minnesota by U.S. News & World Report and #20 for Best Hotels in Minnesota.
We manage the Omaha Marriott Downtown at The Capitol District hotel. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha, Nebraska. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction and is ranked the #1 hotel in Omaha by TripAdvisor® and was a top finalist for Best of Omaha. In 2021, The Omaha Marriott Downtown was awarded the prestigious Omaha Metropolitan Area Tourism Award for “Best Hotel” by Visit Omaha, as well as The Reader’s Choice for “Best Hotel.” The hotel was the 2022 Gold Winner for World Class City Hotel presented by the Muse Hotel Awards. The Omaha Marriott Downtown was also awarded first place in the 2023 Best of B2B for Best Hotel in Omaha. The hotel has held the title of Nebraska’s Leading Hotel by World Travel Awards for three consecutive years.
We manage the Hyatt Regency Coralville Hotel & Conference Center in Coralville, Iowa. The 288-room hotel is the anchor for the thriving Iowa River Landing District, which is home to many local shops, restaurants, and event and entertainment venues, including Xtream Arena. Hyatt Regency Coralville, a 2023 TripAdvisor Traveler’s Choice Award Winner, is located just a few miles from the University of Iowa’s college athletic events, museums, and more. The hotel’s refreshed conference center includes over 80,000 square feet of event space including two ballrooms, two outdoor terraces, expansive pre-function space, an exhibit hall, and breakout meeting rooms to accommodate many types of events. A comprehensive renovation of the hotel’s guestrooms and fitness center was completed in 2023 and its fully renovated restaurant, Watermill Kitchen + Bar, is anticipated to open in early 2024.
We manage the 248-room Kimpton Hotel Monaco Pittsburgh. This hotel is our first full-service hotel in Pennsylvania and the first Kimpton in the Hotel and Resorts Division’s portfolio. The hotel also includes approximately 11,300 square feet of meeting space, The Commoner® full-service restaurant and a seasonal rooftop beer garden. We own a 10% minority equity interest in this hotel. In 2023 the hotel received the AAA Four Diamond Award from the American

Automobile Association. For the fifth year in a row, the Hotel Monaco was recognized as the “Best Boutique Hotel” in Pittsburgh Magazine’s 2023 Best of the ‘Burgh Readers’ Poll.
We managed the Hyatt Regency Schaumburg in Schaumburg, Illinois during fiscal 2021, 2022 and fiscal 2023. We ceased management of the hotel effective October 9, 2023 when the hotel was sold to new ownership. During fiscal 2021, we managed The DoubleTree by Hilton El Paso Downtown and the Courtyard by Marriott El Paso Downtown/Convention Center. We ceased management of both hotels effective February 28, 2022.
We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa branded as the Holiday Inn Club Vacations at Lake Geneva Resort. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.
We also manage two condominium hotels under long-term management contracts. Our share of revenues from the rental of hotel rooms is larger at these locations than typical hotel management contracts because, under agreed-upon rental programs, room revenues are shared at a defined percentage with individual condominium owners. In addition, we generally own the other revenue producing areas of these facilities, including all restaurants, lounges, spas and gift shops, as applicable, and retain all of the revenues from these outlets.
We manage Timber Ridge Lodge & Waterpark, an indoor/outdoor waterpark and condominium hotel complex in Lake Geneva, Wisconsin. Timber Ridge Lodge & Waterpark is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. Timber Ridge Lodge & Waterpark also has meeting rooms totaling 3,500 square feet, a general store, a restaurant, a snack bar and an entertainment arcade. The indoor waterpark at the hotel was fully renovated in 2023. In 2023, Timber Ridge was named #4 in USA Today’s 10Best Indoor Waterparks.
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
We own the SafeHouse restaurant in Milwaukee, Wisconsin. The spy-themed restaurant and bar has operated for over 55 years, making it a Milwaukee icon for locals and tourists alike. We have owned and operated SafeHouse since 2015. A second SafeHouse location in Chicago, Illinois was closed in March 2023.
Our Wisconsin Hospitality Linen Service (WHLS) business unit provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS processed over 16 and 14 million pounds of linen in 2023 and 2022, respectively. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 25 years.
We operate many award-winning restaurants and lounges within our hotel portfolio that have earned distinctions such as the TripAdvisor® Travelers’ Choice, Best Of Awards, OpenTable Diner’s Choice Awards, and the Wine Spectator Award of Excellence.
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
Employees
As of December 28, 2023, we had approximately 7,780 employees, approximately 64% of whom were employed on a variable or part-time basis. A number of our employees at The Pfister Hotel and the Hilton Milwaukee City Center are covered by collective bargaining agreements which will expire on June 30, 2024, February 15, 2025, December 31, 2025 and May 31, 2028. A number of our employees at the AC Chicago Hotel are covered by a collective bargaining agreement which expires December 23, 2024. As of the end of fiscal 2023, approximately 6% of our employees were covered by collective bargaining agreements, of which approximately 3% were covered by an agreement that will expire before December 26, 2024.
Employee Wellbeing and Retention
We believe our employees are among our most important resources and are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. Management also reviews employee engagement and satisfaction surveys to monitor employee morale and receive feedback on a variety of issues. We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry. Both of our operating divisions have experienced challenges related to labor shortages that have arisen as the country emerged from the pandemic. Difficulties in hiring new associates has, at times, impacted our ability to service our increasing customer counts in both theatres and hotels and has increased labor costs.
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
Operational Risks
The COVID-19 pandemic had material adverse effects on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness, and future pandemics may have similar material adverse effects in the future.
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
We cannot predict if a similar or different pandemic may occur again in the future. The longer and more severe the pandemic, including repeat or cyclical outbreaks or future pandemics, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Fears and concerns regarding future pandemics could cause our customers to again avoid assembling in public spaces, even in the absence of government directives or restrictions. We would have no control over and cannot predict the length of any future required closure of or restrictions on our theatres and hotels and resorts due to future pandemics. If we are unable to generate revenues due to a future prolonged period of closure, this would negatively impact our ability to remain in compliance with our debt covenants, meet our payment obligations and fund capital projects. In such an event, we would either seek covenant waivers or attempt to amend our debt covenants, though there is no certainty that we would be successful in such efforts. If we are not successful in such efforts, our lenders could declare a default and require immediate repayment of amounts owing under our Credit Agreement and senior notes, which could have a material adverse effect on our ability to operate our business. Additionally, we could seek additional liquidity through the issuance of new debt or equity. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control, and we may be unable to obtain such additional financing on acceptable terms or at all.
The lack of both the quantity and audience appeal of motion pictures may adversely affect our financial results.
The financial results of our movie theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. The relative success of our movie theatre business will continue to be largely dependent upon the quantity and audience appeal of films made available by the movie studios and other producers. Poor performance of films, a disruption in the production of films due to events such as a strike by actors, writers or directors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse impact on our business and results of operations. In recent years our industry experienced a significant reduction in the quantity of films available to exhibit in theatres following disruptions in movie production during the COVID-19 pandemic. We expect the quantity of new film releases available for theatrical exhibition during fiscal 2024 to be negatively impacted by the shutdown of movie production during the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. Studios may also determine that certain types of films will not be released for theatrical exhibition and will go straight to streaming services, further impacting the quantity of films available. Also, our quarterly results of operations are significantly dependent on the quantity and audience appeal of films that we exhibit during each quarter. As a result, our quarterly results may be unpredictable and somewhat volatile.

Our financial results may be adversely impacted by unique factors affecting the theatre exhibition industry, such as the shrinking video release window, the increasing piracy of feature films and the increasing use of alternative film distribution channels and other competing forms of entertainment.
Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is released to other channels, including streaming services, video on-demand (“VOD”) and DVD, has decreased from approximately six months to approximately 45 days and in some more limited instances, films have been immediately released to such alternative channels without any theatrical release. Some studios have created shorter premium VOD (“PVOD”) windows, including a 17-day PVOD window for certain films and a 30 to 60-day PVOD window for certain more successful films. In addition, some studios have released certain films theatrically and on their proprietary streaming services on the same day and date. Although other studios have not taken this approach and several have reaffirmed their commitment to an exclusive theatrical distribution window for film releases, we can provide no assurance that these release windows, which are determined by the film studios and are subject to negotiation and acceptance by exhibitors, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations.
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
We face competition for movie theatre patrons from a number of alternative motion picture distribution channels, such as DVD, network, cable and satellite television, video on-demand, pay-per-view television, digital downloads and streaming services. The number of streaming services has been increasing and, in some cases, streaming services are producing theatrical-quality original content that is bypassing the theatrical release window entirely. Periodically, internet ticketing intermediaries introduce services and products with the stated intention of increasing movie-going frequency. The actual impact these services and products may have on our relationship with the customer and our results of operations is unknown at this time. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks, sporting events, family and sports entertainment centers, home entertainment systems, video games and portable entertainment devices including tablet computers and smart phones. An increase in popularity of these alternative film distribution channels and competing forms of entertainment may have an adverse effect on our movie theatre business and results of operations.
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
Our business could be adversely impacted by increases in labor costs, including wages and benefits (which are two of our most significant costs) including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets. A constrained labor market may result in increasing levels of employee turnover, making it increasingly difficult to locate and hire sufficient numbers of employees and to train employees to deliver a consistently high-quality customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for theatres and hotels and resorts positions, which could decrease the pool of available qualified talent for key functions. Labor shortages may also result in an increased use of contractors to perform certain operations and may result in higher costs.
Supply chain disruptions may negatively impact our operating results.
We rely on a limited number of suppliers for certain products, supplies and services. Shortages, delays, or interruptions in the availability of food and beverage items and other supplies to our theatres and restaurants may be caused by adverse weather conditions; natural disasters; governmental regulation; pandemic-related supply chain impacts; recalls; commodity availability; seasonality; public health crises or pandemics; labor issues or other operational disruptions; the inability of our suppliers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality, and cost of the items we buy and the operations of our business. Supply chain risk could increase our costs and limit the availability of products that are critical to our operations.
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
Downturns or adverse economic conditions affecting the United States economy generally, and particularly downturns or adverse economic conditions in the Midwest and in our other markets, adversely affect our results of operations, particularly with respect to our hotels and resorts division. Poor economic conditions can significantly adversely affect the demand of business and group travel customers, which have historically been among the largest customer segments for our hotels and resorts division. Specific economic conditions that may directly impact travel, including financial instability of air carriers and increases in gas and other fuel prices, may adversely affect our results of operations. Additionally, although our theatre business has historically performed well during economic downturns as consumers seek less expensive forms of out-of-home entertainment, a significant reduction in consumer confidence or disposable income in general may temporarily affect the demand for motion pictures or severely impact the motion picture production industry, which, in turn, may adversely affect our results of operations.
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
For certain periods during fiscal 2020, all of fiscal 2021 and certain periods during fiscal 2022, we suspended the payment of dividends on shares of our common stock. We resumed paying a quarterly dividend in September 2022. Under our debt agreements, we may pay a cash dividend provided we have satisfied certain financial covenants in, and are not in default under, the debt agreements. Ultimately, the declaration of future dividends on our common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity Governance
We are committed to protecting our intellectual property, customer and employee data, and the information technology systems critical to keeping our customers, employees, contractors and others aligned and allowing our operations to function properly. Our Board of Directors and its committees are involved on an ongoing basis in the oversight of our material enterprise-related risks, including cybersecurity risks. Our processes for oversight of cybersecurity-related risks are fully integrated into our overall enterprise risk management program, which is led by our General Counsel. We assign a member of our executive management team to report material information to our Board of Directors regarding each of our most significant enterprise risks. We have identified a separate risk for enterprise cybersecurity. The Audit Committee, in connection with the Chief Information Officer, provides primary oversight for cybersecurity risk for the company.
The information security operations team within our information technology function reports to our Chief Information Officer, who regularly updates our Board of Directors and the Audit Committee. The function is governed by various policies on different aspects of cybersecurity. Our Board of Directors and the Audit Committee, as applicable, then reviews such information, including management’s proposed mitigation strategies and plans, to monitor our progress on mitigating the risks.
Our Chief Information Officer and General Counsel meet regularly with the Board of Directors and its committees to review relevant areas including:
•Key metrics of the information security/cybersecurity program;
•The purchase of cybersecurity risk insurance to mitigate exposure to the company;
•Monitoring and testing of backup and disaster recovery process;
•Cybersecurity incident response and remediation procedures; and
•Metrics of the company’s training and compliance program on information security and awareness of cyber risk.
In addition, we have a management Cybersecurity Committee, which functions as a steering committee, to provide oversight and strategic direction for the cybersecurity program. The Cybersecurity Committee is comprised of our Chief Information Officer & Theatres Chief Information Technology Officer (“CIO”), Hotels Chief Information Technology Officer, Vice President of Information Security, General Counsel, and Chief Financial Officer. The Cybersecurity Committee meets quarterly to review the cybersecurity program, including risks and the status of key initiatives.
Our CIO has served in various roles in information technology for over 35 years. Our Hotels Chief Information Technology Officer holds an undergraduate degree in business administration and a master’s degree in management of information systems and has served in various roles in information technology for over 30 years. Our Vice President of Information Security has served in various roles in information technology and information security for over 15 years, and has attained the professional certifications of PCI-ISA and PCI-DSS. Our General Counsel and Chief Financial Officer each hold undergraduate and graduate degrees in their respective fields, and each have significant experience managing risks at the company and at similar companies, including risks arising from cybersecurity threats.
Cybersecurity Risk Management Strategy
In addition to our Cybersecurity Committee, an information security operations team is in place, which monitors the environment for cybersecurity incidents on a continuous basis. We have also established incident response plans to assess and manage cybersecurity incidents. These plans, which are tested at least annually, include escalation procedures based on the nature and severity of the incident. The most critical incidents, which could be material to the company, are escalated to the Cybersecurity Committee. The Cybersecurity Committee, in coordination with internal and external advisors and legal counsel, is responsible for determining the materiality of cybersecurity incidents and coordinating any necessary disclosures. A materiality decision framework, which includes both quantitative and qualitative factors, is in place to guide the materiality decision. Critical cybersecurity incidents which are determined to be material are escalated to the Audit Committee, and when appropriate, to the Board of Directors.
We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective knowledge, tools, and awareness to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices. The personnel training occurs at the time of hiring and at least once annually thereafter. The Cybersecurity Committee, along with other members of executive management, practices the incident response process through an annual tabletop exercise facilitated by external consultants.
We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, disaster recovery testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board of Directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
A third-party risk management program is in place to address the risks posed by third parties. Through this program, the company evaluates the type of data that is shared with the third party and gains an understanding of the third party’s cybersecurity risk profile. Higher risk third parties complete a vendor security self-assessment designed to provide a deeper level of understanding of the third party’s risks and controls. Based on the results of this assessment, the entity may be added to our third-party monitoring solution, which provides updates and alerts related to the company’s externally facing security posture.
Cybersecurity Threats
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the company, including its business strategy, results of operations or financial condition.
Item 2.    Properties.
We own the real estate of a substantial portion of our facilities, including, as of December 28, 2023, The Pfister Hotel, the Hilton Milwaukee City Center, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, Saint Kate – The Arts Hotel, The Lincoln Marriott Cornhusker Hotel, and the majority of our theatres. We lease the remainder of our facilities. As of December 28, 2023, we also managed one hotel for a joint venture in which we have a minority interest and 7 hotels, resorts and other properties that are owned by a third party. Additionally, we own surplus land and several former operating properties. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.
Our owned, leased and managed properties are summarized, as of December 28, 2023, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties
Theatres:
Movie Theatres	79	43	36	—	—
Family Entertainment Center	1	1	—	—	—
Hotels and Resorts:
Hotels	13	5	1	1	6
Resorts	1	1	—	—	—
Other Properties(3)	2	—	1	—	1
Total	96	50	38	1	7
(1)Four of the movie theatres are on land leased from unrelated parties.
(2)The 36 theatres leased from unrelated parties have a total of 390 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.
(3)Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida, for which we provide hospitality management services and the SafeHouse restaurant located in Milwaukee, Wisconsin which we lease from an unrelated party and is managed by our hotels and resorts division.
Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.
All of our operating property leases expire on various dates after the end of fiscal 2024 (assuming we exercise all of our renewal and extension options), except for one operating movie theatre.
Item 3.    Legal Proceedings.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Gregory S. Marcus	Chairman of the Board, President and Chief Executive Officer	59
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary and Director	63
Chad M. Paris	Chief Financial Officer and Treasurer	42
Mark A. Gramz	President, Marcus Theatres Corporation	69
Michael R. Evans	President, Marcus Hotels & Resorts	53
Gregory S. Marcus joined our company in March 1992 as Director of Property Management/Corporate Development. He was promoted in 1999 to our Senior Vice President – Corporate Development and became an executive officer in July 2005. He has served as our President since January 2008 and was elected our Chief Executive Officer in January 2009. He was elected to serve on our Board of Directors in October 2005 and was elected Chairman of the Board in May 2023. He is the son of Stephen H. Marcus, our Chairman Emeritus.
Thomas F. Kissinger joined our company in August 1993 as our Secretary and Director of Legal Affairs. In August 1995, he was promoted to our General Counsel and Secretary and in October 2004, he was promoted to Vice President, General Counsel and Secretary. In August 2013, he was promoted to Senior Executive Vice President, General Counsel and Secretary. He also formerly served as interim President of Marcus Hotels & Resorts. Prior to August 1993, Mr. Kissinger was an associate with the law firm of Foley & Lardner LLP for five years. He was elected to our Board of Directors in August 2023.
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
Mark A. Gramz joined our company in 1971 as a part time associate. He served in various roles with the company before being named general manager of a theatre in 1976, and continued to serve in this role for other area theatres before being named district manager in 1987. In 1991, he was promoted to vice president of operations for southern Wisconsin and become senior vice president of operations in 1997. In 2012, he was named executive vice president of Marcus Theatres, and was promoted to President of Marcus Theatres in October 2022.
Michael R. Evans joined our company in January 2020 as the President of Marcus Hotels & Resorts. Prior to joining Marcus Hotels & Resorts, Evans was the Chief Executive Officer of Apex Capital Ventures LLC, a real estate company that he founded in 2017 to focus on the development and acquisition of hotels, resorts, and branded residences. Evans previously served as Chief Operating Officer for MGM Hospitality, a division of MGM Resorts International.
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
From December 27, 2018 to December 28, 2023

	12/27/18	12/26/19	12/31/20	12/30/21	12/29/22	12/28/23
The Marcus Corporation	$100.00	$86.20	$35.87	$47.76	$38.15	$39.95
Russell 2000 Index	100.00	127.80	152.57	175.44	139.77	165.48
Composite Peer Group Index(1)	100.00	115.53	77.43	83.19	52.83	81.57

_____________________
(1)Weighted 35% for the Dow Jones U.S. Hotels Index and 65% for the Company-selected Theatre Index.
(b)Market Information
Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.

On February 27, 2024, there were 1,211 shareholders of record of our Common Stock and 33 shareholders of record of our Class B Common Stock.
(c)Stock Repurchases
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
September 29 – November 2	—	$—	—	2,428,138
November 3 – November 30	—	—	—	2,428,138
December 1 – December 28	—	—	—	2,428,138
Total	—	$—	—	2,428,138

(1)Through December 28, 2023, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 28, 2023, we had repurchased approximately 9.3 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
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
Fiscal 2021 was a 52-week year, beginning on January 1, 2021 and ending on December 30, 2021. Fiscal 2022 was a 52-week year, beginning on December 31, 2021 and ending on December 29, 2022. Fiscal 2023 was a 52-week year, beginning on December 30, 2022 and ending on December 28, 2023.
Fiscal 2021 and fiscal 2022 results by quarter were significantly impacted by the COVID-19 pandemic, which impacted our results throughout fiscal 2021 and during the first half of fiscal 2022. Under normal conditions, our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. The quality of film product in any given quarter typically impacts the operating results in our theatre division. Our second and third fiscal quarters generally produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December impacts the results of our fiscal first and fourth quarters in that division, particularly when we have a 53-week year.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses fiscal 2023 and fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2022. Within this MD&A amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic had an unprecedented impact on the world and both of our business segments during fiscal 2020, fiscal 2021 and fiscal 2022. As an operator of movie theatres, hotels and resorts, restaurants and bars, each of which consists of spaces where customers and guests gather in close proximity, our businesses were significantly impacted by protective actions that federal, state and local governments took to control the spread of the pandemic, and our customers’ reactions or responses to such actions. The extent of these protective actions and their impact on our businesses dissipated throughout fiscal 2022.
The COVID-19 pandemic did not materially impact our results during fiscal 2023. For discussion regarding the impact of the COVID-19 pandemic and related economic conditions on our results for fiscal 2022 and fiscal 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2022. For discussion regarding potential impacts of future pandemics refer to the discussion of our operational risks and financial risks found above in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Current Plans
Our aggregate cash capital expenditures, acquisitions and purchases of interests in, and contributions to, joint ventures were $38.8 million during fiscal 2023, compared to $36.8 million during fiscal 2022 and $19.5 million during fiscal 2021. We currently estimate that cash capital expenditures will increase during fiscal 2024 to the $60 - $75 million range with significant investments in our hotels division as discussed below. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.
Our current strategic plans include the following goals and strategies:
Theatres
•Maximize and leverage our current assets in a post-pandemic world. We have invested approximately $406 million to further enhance the movie-going experience and amenities in new and existing theatres over the last ten-plus years. These investments have included:
◦DreamLoungerSM recliner seating additions. As of December 28, 2023, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 84% of our theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 28, 2023, we offered our DreamLounger recliner seating in approximately 87% of our screens, a percentage we believe to be the highest among the largest theatre chains in the nation.
◦UltraScreen DLX®, SuperScreen DLX® (DreamLounger eXperience) and ScreenX conversions. As of December 28, 2023, we had a total of 125 premium large format (“PLF”) screens at 65 of our theatre locations (31 UltraScreen DLX auditoriums, one traditional UltraScreen® auditorium, 89 SuperScreen DLX auditoriums - a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound - and three IMAX® PLF screens). In fiscal 2023, we introduced our first ScreenX auditorium featuring 270-degree projection providing guests with an immersive viewing experience. As of December 28, 2023, we offered at least one PLF screen in approximately 82% of our theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience.
◦Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. As of December 28, 2023, we offered bars/full liquor service under the concepts Take Five® Lounge, Take Five Express and The Tavern at 49 theatres, representing approximately 62% of our theatres. As of December 28, 2023, we also offered one or more in-lobby dining concepts, including the pizza concept Zaffiro’s® Express and hamburger and other Americana fare concept Reel Sizzle®, in 39 theatres, representing approximately 66% of our theatres

(excluding our in-theatre dining theatres). In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
◦In-theatre dining concepts. As of December 28, 2023, we offered in-theatre dining with a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres and a total of 227 auditoriums, operating under the names Big Screen BistroSM, Big Screen Bistro ExpressSM, BistroPlex® and Movie Tavern by Marcus, representing approximately 37% of our theatres.
During fiscal 2024 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets in a post-pandemic world. These strategies are expected to include:
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
◦Evolving and investing in what we believe to be our best-in-class customer loyalty program called Magical Movie RewardsSM (“MMR”). We currently have approximately 5.9 million members enrolled in the program. Approximately 45% of all box office transactions and 38% of total transactions in our theatres during fiscal 2023 were completed by registered members of the loyalty program. We believe that this program contributes to increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and, ultimately, improved operating results. In fiscal 2024, we plan to make additional investments in technology that will provide further insights into loyalty data on customer preferences, habits and tendencies, facilitating more targeted and effective marketing efforts that are tailored to MMR members.
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
◦Expanding the use of technology in all facets of our business. We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at all of our theatres in fiscal 2020. In fiscal 2024 we plan to make additional investments in our website technology to further improve ease-of-use and the overall customer experience for both ticketing and food and beverage ordering. We have continued to install additional theatre-level technology, such as new ticketing and food ordering kiosks, new digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices, while enhancing add-on food and beverage sales opportunities through promotion and on-screen offers. We also believe that maximizing the use of these technology enhancements will improve labor productivity and efficiency.
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
◦Continually evaluating the financial viability of our existing assets. During fiscal 2021, we made the decision to not reopen three theatres that had previously closed due to the COVID-19 pandemic, consisting of one former budget-oriented theatre and two Movie Tavern theatres with leases that were expiring within the next year. During fiscal 2023, we made decisions to close several underperforming theatres, including three owned theatres in Minnesota and two owned theatres and one leased theatre in Wisconsin. In evaluating the viability of our theatres we consider financial performance, lease terms (if applicable), future maintenance capital requirements, strategic importance and opportunities to consolidate our operations within local markets, among other factors.
◦Regularly upgrading and remodeling our theatres to keep them fresh. To maintain our existing theatres and accomplish the strategies noted above and below, we currently anticipate that our fiscal 2024 capital expenditures in this division will total approximately $15 - $20 million.
•Re-invent and modernize the out-of-home entertainment experience. Our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going and the overall out-of-home entertainment experience. Strategies to achieve this goal are expected to include:
◦Launching a subscription program that encourages more frequent movie-going, particularly for non-blockbuster films. In fiscal 2022, we introduced two such programs, branded MovieFlexSM and MovieFlexSM+, in three separate markets as part of our initial test of this strategy. We expect to expand our subscription programs to additional markets in fiscal 2024.
◦Expanding electronic passports with packaged film series. In fiscal 2023, we launched Marcus Passport, a program that allows customers to purchase a passport ticket with access to every movie that is playing as part of a Marcus Theatres film series, priced at a discount to purchasing tickets for each movie individually. Our film series showcase multiple movies that celebrate specific genres, holidays, franchises, filmmakers and more. The program launched with a Best Picture Passport featuring the ten Academy Awards Best Picture nominees, followed by additional series throughout the year including winter and summer Kids Dream Passports each featuring twelve family films, Flashback Cinema Passport, Hunger Games Passport, The Chosen Passport, Disney Pixar Passport and a holiday Seasons’ Screening Passport. We expect to continue to expand our Marcus Passport offerings in fiscal 2024.
◦Testing and subsequently implementing additional entertainment options within theatre auditoriums. Examples of initiatives may include sports bars for viewing live sports (possibly with online gambling where available), sports gaming, and interactive live bingo auditoriums. In fiscal 2022, we introduced a sports viewing auditorium, branded The Wall® in our theatre in Gurnee, Illinois as part of our initial test of this strategy. The Wall combines multi-screen sports viewing with our complete in-theatre dining food and beverage menu, providing customers a premium sports bar experience. We continue to evaluate potential expansion of similar sports viewing auditoriums in additional theatres and markets.
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
◦Exploring new viewing experiences for our guests. For example, we currently offer a 4DX auditorium at one of our theatres. 4DX delivers an immersive multi-sensory cinematic experience, including synchronized motion seats and environmental effects such as water, wind, fog, scent and more, to enhance the action on screen. In fiscal 2023, we converted one of our existing auditoriums to a ScreenX auditorium. ScreenX is a panoramic film format that presents films with expanded, dual-sided, 270-

degree screens projected on the walls in a theatre. We will consider additional experiential offerings in the future.
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
•Strategic growth. Our long-term plans for growth in our theatre division may include evaluating opportunities for new theatres and screens. Growth opportunities that we may explore in the future include:
◦Acquisitions. Acquisitions of existing theatres or theatre circuits has been a viable growth strategy for us. In February 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. The acquired circuit consisted of 208 screens at 22 locations in nine states. The purchase price consisted primarily of shares of our common stock. The acquisition of the Movie Tavern circuit increased our total number of screens at that time by an additional 23%.
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
The COVID-19 pandemic and industry labor strikes have been challenging for all theatre operators. A number of theatre operators have filed for bankruptcy relief and many others are facing difficult financial circumstances. We will continue to evaluate the opportunities that these challenging situations create, and will consider potential acquisitions in the future. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
◦Management contracts and/or taking over existing theatre leases. In some cases, existing theatres have been returned to landlords. We will consider either managing theatres for existing owners/landlords or entering into new, financially viable lease arrangements if such opportunities arise.
Hotels and Resorts
•Operational excellence and financial discipline. We have always been, and will continue to be, focused on improving the quality of the guest experience, our portfolio of assets, and our associate working environment, with a long-term view of financial success and profitability. During fiscal 2024 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets. These strategies are expected to include:
◦Multiple strategies that are intended to further grow the division’s revenues and profits. Our focus on excellence will continue in fiscal 2024, with guest experience at the forefront. Strategies will include leveraging our food and beverage expertise to further distinguish us from our competition. In addition to rebuilding our banquet and catering business as group demand improves, we will leverage hotel food and beverage concepts developed by our Marcus Restaurant Group, featuring premier brands such as Mason Street Grill, ChopHouse®, Miller Time® Pub & Grill and SafeHouse® restaurants.
◦Sales, marketing and revenue management strategies designed to further increase our profitability. The priority will be to focus on capitalizing on strong leisure and improving group demand trends, maximizing revenue per available room, optimizing event space and growing ancillary revenues.
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
•Portfolio management. We have invested approximately $199 million to further enhance our hotels and resorts portfolio over the last 10 years. These investments have included:
◦Hotel renovations. We regularly renovate and update our hotels and resorts. For example, at the Grand Geneva Resort & Spa we renovated the lobby in fiscal 2021, completed guest room renovations in fiscal 2023 and began a meeting space renovation project that is expected to be completed in fiscal 2024. At The Pfister Hotel, we completed a ballroom and meeting space renovation in fiscal 2023 and began a guest room renovation project that is expected to be completed in fiscal 2024.
◦Hotel branding changes. We closed the InterContinental Milwaukee in early January 2019 and undertook a substantial renovation project that converted this hotel into the unbranded experiential arts hotel, Saint Kate - The Arts Hotel. The newly renovated hotel reopened during June 2019.
Our future plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. We anticipate additional reinvestments during fiscal 2024 and fiscal 2025 at the Grand Geneva Resort & Spa, The Pfister Hotel and the Hilton Milwaukee City Center. To maintain our existing hotels and resorts, we currently anticipate that our fiscal 2024 capital expenditures in this division will total approximately $40 - $50 million.
We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. Unlike our theatre assets where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset, the proper level of investment and upgrades and identifying an effective divestiture strategy for the asset when appropriate. As a result, we may periodically explore opportunities to monetize all or a portion of one or more owned hotels. In December 2022, we sold The Skirvin Hilton for $36.75 million. We have redeployed the sale proceeds, net of mortgage debt and land lease retirement, into other investment opportunities in our hotel business that we believe will provide more attractive investment returns.
We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is possible that we may sell a particular hotel or hotels during fiscal 2024 or beyond if we determine that such action is in the best interest of our shareholders.
•Strategic growth. Transactional activity in the hotel industry has been limited during the last three years due to the pandemic and its lingering effects and the higher cost of debt capital for financing hotel acquisitions. Our hotels and resorts division expects to continue to seek opportunities to invest in new hotels and increase the number of rooms under management in the future. Growth opportunities that we may explore in the future include:
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
In fiscal 2021, we formed a joint venture with funds managed by Searchlight Capital Partners (“Searchlight”), a leading global private investment firm, to co-invest in lifestyle hotels, resorts and high-quality full-service properties. Through this joint venture, we acquired the Kimpton Hotel Monaco Pittsburgh in December 2021, which we manage. We hope to acquire additional hotels using this strategy in fiscal 2024 and beyond.
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
In fiscal 2021, we assumed management of the Coralville Hotel & Conference Center in Coralville, Iowa. Owned by the City of Coralville, this 286-room hotel was recently rebranded under the Hyatt Regency brand as Hyatt Regency Coralville Hotel & Conference Center. A comprehensive renovation of the hotel’s guestrooms, restaurant and fitness room was completed in fiscal 2023. Conversely, we will occasionally lose management contracts due to various circumstances.
Corporate
•We periodically review opportunities to make investments in long-term growth opportunities that may not be entirely related to our two primary businesses (but typically have some connection to entertainment, food and beverage, hospitality, real estate, etc.). We expect to continue to review such opportunities in the future.
•In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy and share repurchases. We increased our regular quarterly common stock cash dividend rate by 40% during the third quarter of fiscal 2023, increasing our quarterly cash dividend from $0.05 to $0.07 per share of common stock. In prior years, we have periodically paid special dividends and repurchased shares of our common stock under our existing Board of Directors stock repurchase authorizations.
•We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. We are actively marketing a number of pieces of surplus real estate and other non-core real estate. During fiscal 2022, we sold surplus land parcels generating total proceeds of $4.9 million. During fiscal 2023, we sold one surplus land parcel and two former theatres generating total proceeds of $4.2 million. We believe we may receive total sales proceeds from real estate sales during the next fiscal year totaling approximately $3 - $5 million, depending upon demand for the real estate in question.
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

Results of Operations
Consolidated Financial Comparisons
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share for the past three fiscal years (in millions, except for per share and percentage change data) :

			F23 v. F22			F22 v. F21
	F2023	F2022	Amt.	Pct.	F2021	Amt.	Pct.
Revenues	$729.6	$677.4	$52.2	7.7%	$458.2	$219.2	47.8%
Operating income (loss)	33.9	8.3	25.6	308.4%	(41.5)	49.8	120.0%
Other income (expense), net	(12.3)	(10.3)	(2.0)	(19.4)%	(17.5)	7.3	41.4%
Net earnings attributable to noncontrolling interests	—	2.9	(2.9)	(100.0)%	—	2.9	—%
Net earnings (loss) attributable to The Marcus Corporation	$14.8	$(12.0)	$26.8	223.6%	$(43.3)	$31.3	72.3%
Net earnings (loss) per common share - diluted	$0.46	$(0.39)	$0.85	217.9%	$(1.42)	$1.03	72.5%
Fiscal 2023 versus Fiscal 2022
Revenues, operating income, net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share improved significantly during fiscal 2023 compared to fiscal 2022. Increased revenues and operating income from our theatre division contributed to the improvement in our operating income, net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share during fiscal 2023 compared to fiscal 2022, as customers continued to return to theatres following the pandemic. Increased revenues and operating income from our hotels and resorts division at comparable hotels (excluding the impact of the sale of The Skirvin Hilton) also contributed to the improvement of these measures during fiscal 2023 compared to fiscal 2022.
Net earnings attributable to The Marcus Corporation and net earnings per diluted common share during fiscal 2023 were positively impacted by a decrease in interest expense compared to fiscal 2022.
Net loss attributable to The Marcus Corporation and net loss per diluted common share during fiscal 2022 were positively impacted by a $3.4 million gain on the sale of The Skirvin Hilton (net of $2.9 million of net earnings attributable to noncontrolling interests), and was negatively impacted by a $7.4 million adjustment to valuation allowances as described below.
Our operating income during fiscal 2023 was negatively impacted by impairment charges of approximately $1.1 million, or approximately $0.02 per diluted common share, related to two permanently closed theatres and surplus real estate that we intend to sell. Our operating income during fiscal 2022 was negatively impacted by impairment charges of approximately $1.5 million, or approximately $0.04 per diluted common share, primarily related to two operating theatres.
Operating expenses from our corporate items, which include amounts not allocable to the business segments, increased during fiscal 2023 compared to fiscal 2022 due primarily to increased short-term and long-term incentive compensation expenses.
Investment income was $2.4 million during fiscal 2023 compared to an insignificant investment loss during fiscal 2022. Investment income (loss) includes interest earned on cash and cash equivalents, as well as increases/decreases in the value of marketable securities and increases in the cash surrender value of a life insurance policy. Investment income (loss) during fiscal 2024 may vary compared to fiscal 2023, primarily dependent upon changes in the value of marketable securities.
Interest expense totaled $12.7 million during fiscal 2023, a decrease of $2.6 million, or 16.9%, compared to interest expense of $15.3 million during fiscal 2022. The decrease in interest expense during fiscal 2023 was due primarily to lower borrowings, partially offset by an increase in our average interest rate, as discussed in the Liquidity section of this

MD&A below. Interest expense during fiscal 2023 included approximately $1.1 million of nonrecurring additional interest payable on our convertible notes incurred related to the removal of the restrictive legend and assignment of an unrestricted CUSIP on the convertible notes. In addition, interest expense during fiscal 2023 included approximately $1.5 million in noncash amortization of debt issuance costs. During fiscal 2024, we estimate that noncash amortization of debt issuance costs will be approximately $1.4 million, excluding the impact of any new debt issuance costs. We currently expect our total interest expense to decrease during fiscal 2024 primarily due to decreased borrowings. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We incurred other expense of $1.8 million during fiscal 2023, an increase of approximately $0.8 million compared to other expense of $1.1 million during fiscal 2022. Other expense consists primarily of the non-service cost components of our periodic pension costs and net gains (losses) on disposition of property, equipment and other assets. Net losses on disposition of property, equipment and other assets were insignificant during fiscal 2023. Net gains on disposition of property, equipment and other assets were $1.1 million during fiscal 2022. The net gains on disposition of property, equipment and other assets during fiscal 2022 included the sale of surplus land, partially offset by losses on items disposed of during the year by both divisions. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of property, equipment and other assets, during fiscal 2024 and beyond, as discussed in more detail in the “Current Plans” section of this MD&A. Based upon information from an actuarial report for our pension plans, we expect other expense to be approximately $2.0 million during fiscal 2024.
We reported a gain on sale of hotel of $6.3 million during fiscal 2022 resulting from the sale of The Skirvin Hilton on December 16, 2022. See Note 4 in the accompanying consolidated financial statements for further discussion of the sale transaction.
We reported equity losses from an unconsolidated joint venture of approximately $0.1 million during fiscal 2023 and fiscal 2022. The equity losses in both years consist of our pro-rata share of losses from the Kimpton Hotel Monaco Pittsburgh in Pittsburgh, Pennsylvania, acquired in mid-December 2021 and in which we have a 10% minority ownership interest.
The operating results of one majority-owned hotel, The Skirvin Hilton, are included in the hotels and resorts division revenue and operating income (loss) during fiscal 2021 and fiscal 2022 through the date of its sale, and the after-tax net earnings or loss attributable to noncontrolling interests is deducted from or added to net earnings (loss) on the consolidated statements of earnings (loss). As a result of the noncontrolling interest balance reaching zero during the second quarter of fiscal 2020, we did not report additional net losses attributable to noncontrolling interests during the remainder of fiscal 2020 and fiscal 2021. In fiscal 2022, we reported net earnings attributable to noncontrolling interests of $2.9 million, which result from the gain on the sale of The Skirvin Hilton attributable to noncontrolling interests.
We reported income tax expense during fiscal 2023 of $6.9 million compared to $7.1 million in fiscal 2022. Our fiscal 2023 income tax expense was favorably impacted by $0.8 million of reductions to valuation allowances related to deferred tax assets for state net operating loss carryforwards for which the ultimate realization is uncertain (net of federal benefit), offset by $1.2 million of negative impact primarily from excess compensation subject to deduction limitations. Our fiscal 2023 effective income tax rate was 31.7%. Excluding the impact of the valuation allowance adjustment (net of federal benefit) and the excess compensation deduction limitations, our effective income tax rate during fiscal 2023 was 30.1%.
Our fiscal 2022 income tax expense was negatively impacted by $7.4 million of valuation allowances related to deferred tax assets for state net operating loss carryforwards for which the ultimate realization is uncertain (net of federal benefit), and by $0.8 million of impact primarily from excess compensation subject to deduction limitations. Our fiscal 2022 effective income tax rate, after adjusting for earnings (losses) from noncontrolling interests that are not tax-effected because the entity involved is a tax pass-through entity, was (147.6)%. Excluding the negative impact of the valuation allowance adjustment (net of federal benefit) and the excess compensation deduction limitations, our effective income tax rate during fiscal 2022 was 20.2%. We currently anticipate that our fiscal 2024 effective income tax rate may be in the 28-32% range, excluding any potential further changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits.

Weighted-average diluted shares outstanding was 41.0 million during fiscal 2023 and includes shares from the conversion of the convertible notes. Weighted-average diluted shares outstanding was 31.5 million during fiscal 2022, and excludes shares from the conversion of the convertible notes as their inclusion would have an anti-dilutive effect. All per share data in this MD&A is presented on a fully diluted basis, however, for periods when we report a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect.
Theatres
Our oldest and historically most profitable division is our theatre division. The theatre division contributed 62.8% of our consolidated revenues and 67.4% of our consolidated operating income (loss), excluding corporate items, during fiscal 2023, compared to 60.2% and 30.2%, respectively, during fiscal 2022 and 59.2% and 127.0%, respectively, during fiscal 2021. As of December 28, 2023, the theatre division operated theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income (loss), operating margin, screens and theatre locations for the last three fiscal years:

			F23 v. F22			F22 v. F21
	F2023	F2022	Amt.	Pct.	F2021	Amt.	Pct.

	(in millions, except percentages)
Revenues	$458.4	$407.7	$50.7	12.4%	$271.2	$136.5	50.3%
Operating income (loss)	36.2	8.1	28.1	346.9%	(27.6)	35.7	129.3%
Operating margin	7.9%	2.0%			(10.2)%

Number of screens and locations at period-end	F2023	F2022	F2021
Theatre screens	993	1,064	1,064
Theatre locations	79	85	85
Average screens per location	12.6	12.5	12.5
The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			F23 v. F22			F22 v. F21
	F2023	F2022	Amt.	Pct.	F2021	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$229.2	$198.5	$30.7	15.5%	$130.7	$67.7	51.8%
Concession revenues	197.7	180.2	17.5	9.7%	118.7	61.5	51.8%
Other revenues	31.6	29.1	2.5	8.5%	21.8	7.3	33.7%
Total revenues before cost reimbursements	458.4	407.7	50.7	12.4%	271.2	136.6	50.4%
Cost reimbursements	—	—	—	—%	0.1	(0.1)	(100.0)%
Total revenues	$458.4	$407.7	$50.7	12.4%	$271.2	$136.5	50.3%
Fiscal 2023 versus Fiscal 2022
Our theatre division revenues and operating income increased significantly during fiscal 2023 compared to fiscal 2022 as customers continued to return to our theatres and attendance grew as an increased number of films were released to movie theatres during fiscal 2023. Our operating income during fiscal 2023 was negatively impacted by impairment charges of $1.1 million related to two permanently closed theatres and surplus real estate that we intend to sell, compared to impairment charges of $1.5 million during fiscal 2022 related to two operating theatres.

The following table sets forth our percentage change in comparable theatre attendance during each quarter of fiscal 2023 compared to the same periods during fiscal 2022. In addition, the table compares the percentage change in our fiscal 2023 comparable theatre admissions revenues to the corresponding percentage change in the United States box office revenues (as compiled by us from data received from Comscore, a national box office reporting service for the theatre industry) during each quarter of fiscal 2023 compared to the same quarter during fiscal 2022:

	F23 v. F22
(comparable theatres)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Pct. change in Marcus theatre attendance	13.9%	-3.8%	15.6%	-3.5%	5.0%
Pct. change in Marcus admission revenues	24.1%	9.7%	29.8%	4.1%	16.2%
Pct. change in U.S. box office revenues	26.3%	13.6%	37.6%	5.6%	20.2%
Marcus performance vs. U.S. box office	-2.2 pts	-3.9 pts	-7.8 pts	-1.5 pts	-4.0 pts
According to the data received from Comscore, our comparable theatres underperformed the industry during fiscal 2023 compared to fiscal 2022 by 4.0 percentage points. We believe our underperformance is attributable to the more significant impact of lingering variants of COVID-19 in other regions of the country than in our primarily Midwestern markets during the majority of fiscal 2022, representing a higher opportunity for growth in 2023 nationally than in our markets. We believe this is evidenced by the recovery in our admission revenues relative to pre-pandemic periods in fiscal 2019 compared with the overall recovery of the U.S. box office. During fiscal 2023, our admission revenues for comparable theatres were 81.3% of admission revenues in the respective periods in fiscal 2019. This compares with U.S. box office receipts for the fiscal 2023 that were 79.4% of U.S. box office receipts for the respective 2019 periods, indicating that our recovery in admission revenues outperformed the U.S. box office recovery during the year. Additional data received and compiled by us from Comscore indicates our admission revenues during fiscal 2023 represented approximately 3.1% of the total admission revenues in the U.S. during the period (commonly referred to as market share in our industry). We believe our overall outperformance of the industry box office recovery has been attributable to the investments we have made in new features and amenities in our theatres and our implementation of innovative operating, pricing and marketing strategies that increased attendance relative to our peers. Our goal is to continue our past pattern of outperforming the industry, but with the majority of our renovations now completed, our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Our highest grossing films during fiscal 2023 included Barbie, The Super Mario Bros. Movie, Guardians of the Galaxy Vol. 3, Spider-man: Across the Spider-Verse, and Avatar: The Way of Water. The film slate during fiscal 2023 was less weighted towards our top movies compared to fiscal 2022, as evidenced by the fact that our top ten films during fiscal 2023 accounted for 39% of our total box office results, compared to 52% (including event cinema) for the top ten films during fiscal 2022, expressed as a percentage of the total admission revenues for the period. A decreased reliance on just a few blockbuster films often has the effect of decreasing our film rental costs during the period, as there is a more diverse mix of films to offset the higher cost blockbuster films. Generally, the greater a film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more diverse film slate, our overall film rental cost decreased during fiscal 2023 compared to fiscal 2022.
The quantity of films available for theatrical exhibition, including wide-release films, was negatively impacted during fiscal 2023 following disruptions in movie production during the COVID-19 pandemic and by the shutdown of movie production resulting from the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. While the labor strikes were resolved in the fourth quarter of fiscal 2023 with film production resuming thereafter, we expect the quantity of new film releases available for theatrical exhibition during fiscal 2024 to be negatively impacted by the prolonged shutdown of movie production resulting in several film release dates shifting to fiscal 2025. While lead times for movie production to theatrical release are lengthy, based upon projected film and alternate content availability, we currently estimate that we may once again show an increased number of films and alternate content events on our screens during fiscal 2025 compared to fiscal 2024, but we expect the number of wide-release films shown during fiscal 2024 to decrease compared to fiscal 2023.
Total theatre attendance at comparable theatre locations increased 5.0% during fiscal 2023 compared to fiscal 2022, primarily due to an increase in the number of wide release films, resulting in increases in both admission revenues and concession revenues. In total, we played 465 films and 283 alternate content attractions at our theatres during fiscal 2023 compared to 408 films and 336 alternate content attractions during fiscal 2022. The increase in films played in fiscal 2023 compared to fiscal 2022 is due to an increase in wide-release and limited-release films. In general, following the COVID-19 pandemic we have increased the number of limited-release films and alternative content that we play, including independent films, retro series, faith-based content and live events, in response to the slower recovery in the quantity of wide-release films and to promote moviegoing. The industry generally considers a film to be a “wide release” if it is shown on over approximately 1,500 theatres nationally, and these films generally have the greatest impact on box office receipts. The quantity of wide-release films shown in our theatres and number of wide-release films provided by the six major studios increased during fiscal 2023 compared to fiscal 2022, but remained below pre-pandemic levels. We played 110 wide-release films at our theatres during fiscal 2023 compared to 85 wide-release films during fiscal 2022. Prior to the pandemic, we played 117 wide-release films at our theatres during fiscal 2019. The slower recovery in the quantity of wide-release films available for theatrical exhibition following the pandemic and lower box office performances for certain genres of films are the primary drivers of the lower attendance compared to pre-pandemic periods.
Our average ticket price increased 10.9% during fiscal 2023 compared to fiscal 2022, and was favorably impacted by inflationary price increases, Value Tuesday pricing changes, an increase in the percentage of our weekly attendance on days other than Tuesday, a larger proportion of admission revenues from 3D films and event cinema, including Taylor Swift: The Eras Tour (both with higher ticket prices). During the last week of the first quarter of fiscal 2023, we implemented several pricing changes to our Value Tuesday promotion across our theatre circuit, which historically offered $5 admission and free complementary-size popcorn to our loyalty program members. Our new Value Tuesday promotion features $6 admission for members of our free Magical Movie Rewards (MMR) loyalty program and $7 admission for non-MMR customers. These favorable increases were partially offset by a lower proportion of admission revenues from our PLF screens as a result of a more diverse film slate during the year that was concentrated on blockbuster films compared to fiscal 2022. The overall increase in average ticket price favorably impacted our admission revenues of our comparable theatres by $21.9 million during the fiscal 2023 compared to fiscal 2022. We currently expect our average ticket price during fiscal 2024 to remain consistent with fiscal 2023, but film mix and the impact of pricing strategies discussed in the “Current Plans” section above will likely impact our final result.
Our average concession revenues per person increased by 5.2% during fiscal 2023 compared to fiscal 2022, which was primarily due to inflationary increases in concession prices in response to increases in food and labor costs and due to the net positive impact of changes to our Value Tuesday promotion, which replaced free complementary-size popcorn with a 20% discount on all concessions, food and non-alcoholic beverages for MMR members. We also believe average concession revenues per person was positively impacted by a new food and beverage menu introduced in the fourth quarter of fiscal 2022. The increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $9.4 million during the fiscal 2023 compared to fiscal 2022. We expect to continue to report increased average concession revenues per person in future periods, but whether our customers will continue to spend at these current significantly higher levels in future periods is currently unknown.
Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, mobile app revenues, rental income and gift card breakage income, increased by $2.5 million during fiscal 2023 compared to fiscal 2022. The fluctuations in other revenue were primarily due to the impact of changes in attendance on internet surcharge ticketing fees and preshow advertising income.
The film product release schedule for fiscal 2024 has solidified in recent months. Several films that have contributed to our early fiscal 2024 first quarter results include Wonka, Mean Girls, Bob Marley: One Love, Migration, Anyone But You, The Beekeeper and Aquaman and the Lost Kingdom. Although it is possible that schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2024 that have potential to perform very well include Dune: Part Two, Kung Fu Panda 4, Ghostbusters: Frozen Empire, Godzilla x Kong: The New Empire, The Fall Guy, If, Kingdom of the Planet of the Apes, Furiosa: A Mad Max Saga, The Garfield Movie, Inside Out 2, Ballerina, The Watchers, Bad Boys 4, It Ends With Us, A Quiet Place: Day One, Deadpool 3, Despicable Me 4, Twisters, Speak No Evil, Borderlands, Alien: Romulus, Kraven the Hunter, Beetlejuice 2, Wolfs, Transformers: One, Joker: Folie A Deux, Saw XI, Smile 2, Venom 3, White Bird, Alto Knghts, The Amateur, Lord of the Rings: The War of the Rohirrim, Moana 2, White Bird, Karate Kid, Mufasa: The Lion King and Sonic the Hedgehog 3.
During fiscal 2023, we made decisions to close several underperforming theatres, including three owned theatres in Minnesota and two owned theatres and one leased theatre in Wisconsin. During fiscal 2023, we converted one existing screen to SuperScreen DLX and converted one existing screen to ScreenX to add additional PLF screens at two of our theatres.

Hotels and Resorts
The hotels and resorts division contributed 37.1% of our consolidated revenues during fiscal 2023, compared to 39.8% and 40.7%, respectively, during fiscal 2022 and fiscal 2021. The hotels and resorts division contributed 32.6% and 69.8%, respectively, of consolidated operating income (loss), excluding corporate items, during fiscal 2023 and fiscal 2022. During fiscal 2021 the hotels and resorts division contributed operating income compared with a consolidated operating loss, excluding corporate items. As of December 28, 2023, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-service destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, and Lincoln, Nebraska. In addition, the hotels and resorts division managed eight hotels, resorts and other properties for other owners. Included in the eight managed properties is one hotel owned by a joint venture in which we have a minority interest and two condominium hotels in which we own some or all of the public space. The following tables set forth revenues, operating income (loss), operating margin and rooms data for the hotels and resorts division for the past three fiscal years:

			F23 v. F22			F22 v. F21
	F2023	F2022	Amt.	Pct.	F2021	Amt.	Pct.

	(in millions, except percentages)
Revenues	$270.8	$269.3	$1.5	0.6%	$186.6	$82.6	44.3%
Operating income	17.5	18.7	(1.2)	(6.3)%	5.9	12.8	218.8%
Operating margin	6.5%	6.9%			3.1%

Available rooms at period-end	F2023	F2022	F2021
Company-owned	2,406	2,406	2,628
Management contracts with joint ventures	248	248	248
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,269	1,737	2,088
Total available rooms	4,403	4,871	5,444
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the last three fiscal years:

			F23 v. F22			F22 v. F21
	F2023	F2022	Amt.	Pct.	F2021	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$106.6	$107.7	$(1.1)	(1.0)%	$77.7	$30.0	38.7%
Food/beverage revenues	73.3	74.8	(1.6)	(2.1)%	47.1	27.8	58.9%
Other revenues	53.5	53.1	0.4	0.8%	43.2	9.9	22.9%
Total revenues before cost reimbursements	233.4	235.7	(2.2)	(0.9)%	168.0	67.7	40.3%
Cost reimbursements	37.4	33.6	3.8	11.3%	18.7	15.0	80.0%
Total revenues	$270.8	$269.3	$1.5	0.6%	$186.6	$82.6	44.3%
Fiscal 2023 versus Fiscal 2022
On December 16, 2022 we completed the sale of The Skirvin Hilton in Oklahoma City, Oklahoma (we held a majority-ownership position in this hotel prior to its sale). The results of The Skirvin Hilton are included in our divisional and consolidated results of operations during fiscal 2022 through the date of the sale.
Excluding The Skirvin Hilton from fiscal 2022 results, hotels and resorts revenues increased 6.9% during fiscal 2023 compared to fiscal 2022. Excluding The Skirvin Hilton from fiscal 2022 results, hotels and resorts operating income during fiscal 2023 increased slightly compared to fiscal 2022, with higher revenues partially offset by increased labor costs during fiscal 2023 as we increased our staffing levels to enhance customer experience compared to fiscal 2022 when various positions were unfilled due to staffing shortages.

Total revenues before cost reimbursements increased 6.3% during fiscal 2023 compared to fiscal 2022, excluding the impact of the sale of The Skirvin Hilton. All of our company-owned hotels and resorts contributed to the improved revenue during fiscal 2023, with occupancy increasing at five of our seven owned hotels and average daily rate increasing at all seven of our company hotels compared to fiscal 2022. Strong growth in group business during fiscal 2023 resulted in increased revenues compared to fiscal 2022, while leisure travel softened slightly compared to fiscal 2022, normalizing near pre-pandemic demand levels. The increase in group revenues during fiscal 2023 has consequently led to an increase in banquet and catering revenues, positively impacting our food and beverage revenues as compared to fiscal 2022.
Other revenues during fiscal 2023 and fiscal 2022 included ski, spa and golf revenues at our Grand Geneva Resort & Spa, management fees, laundry revenues, parking revenues and rental revenues. Other revenues increased during fiscal 2023 compared to fiscal 2022 primarily due to increased occupancies at our owned and managed hotels and resorts, higher golf and resort fees and higher laundry revenues, partially offset by lower ski revenues. Cost reimbursements increased during fiscal 2023 compared to fiscal 2022 as occupancy and revenue at managed hotels increased.
The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (“ADR”), and our total revenue per available room (“RevPAR”), for company-owned properties:

			F23 v. F22
Operating Statistics(1)	F2023	F2022	Amt.		Pct.
Occupancy percentage	63.7%	60.7%	3.0	pts	4.9%
ADR	$186.43	$180.55	$5.88		3.3%
RevPAR	$118.72	$109.55	$9.17		8.4%
(1)These operating statistics represent averages of our comparable seven distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort. The Skirvin Hilton is not included in the fiscal 2022 statistics.
RevPAR increased at all seven of our company-owned properties during fiscal 2023 compared to fiscal 2022. Growth in group business primarily during weekdays resulted in occupancy increasing approximately 3 percentage points in fiscal 2023 compared to fiscal 2022. During fiscal 2023, our group business represented approximately 37.2% of our total rooms revenue, compared to approximately 35.6% during fiscal 2022, and 39.9% during fiscal 2019 prior to the pandemic – an indication that group business is recovering but remains below pre-pandemic levels. Non-group retail pricing remained strong in the majority of our markets contributing to increased ADR.
According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2023 results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 8.5% during fiscal 2023 compared to fiscal 2022. Thus, we believe our RevPAR growth of 8.4% generally performed in-line with the industry during fiscal 2023.
Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 9.1% during fiscal 2023 compared to fiscal 2022. Thus, we believe we underperformed our competitive sets during fiscal 2023 by approximately 0.7 percentage points. We believe our underperformance to our competitive sets during fiscal 2023 results primarily because occupancy at our hotels recovered earlier in fiscal 2022, particularly in the first quarter of fiscal 2022, than our competitive sets, which generally lagged our occupancy levels in fiscal 2022. This resulted in our competitive sets growing occupancy at a faster rate than our owned hotels during fiscal 2023 compared to the prior year.
We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. Looking to future periods, while overall occupancy in the U.S. continues to slowly increase, the rate of ADR growth has declined throughout fiscal 2023 following several years of significant growth and we expect lower ADR growth in fiscal 2024. In the near term, we expect leisure travel demand to normalize near pre-pandemic levels and group business to continue to grow. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We are experiencing gradual increases in business travel as corporate training events, meetings, and conferences return and workers continue to increase the number of days in downtown offices.

In fiscal 2024, we expect to benefit from increases in business at our three hotels in downtown Milwaukee as the city hosts the Republican National Convention (“RNC”), which will occur during our fiscal third quarter. The RNC has favorably impacted our group room revenue and banquet and catering revenue bookings for fiscal 2024. We believe this event will not only favorably impact fiscal 2024, but has the potential to have a positive long-term impact on the overall market as the first major event showcasing the city’s expanded convention center, Baird Center. The Baird Center expansion doubles the size of the overall convention center to 1.3 million total square feet and brings the exhibition hall to 300,000 contiguous square feet, as well as expanded ballroom and meeting space. We expect the expansion will allow Baird Center to host a greater number of events each year, as well as hosting larger convention events.
As of the date of this report and excluding the impact of the RNC, our group room revenue bookings for fiscal 2024 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 10% ahead where we were at the same time last year. Group room revenue bookings for fiscal 2025 is running approximately 43% ahead of where we were at the same time in early fiscal 2023 for fiscal 2024. Banquet and catering revenue pace for fiscal 2024 and fiscal 2025 is similarly running ahead of where we would typically be at this same time last year. We are encouraged by continuing positive trends in group bookings for fiscal 2024 and beyond.
During the fourth quarter of fiscal 2023 we ceased management of Hyatt Regency Schaumburg in Schaumburg, Illinois when the hotel was sold to new ownership. As of the date of this filing, our current portfolio of hotels and resorts includes 15 owned and managed properties across the country.
As discussed in the “Current Plans” section of this MD&A, we are considering a number of potential growth opportunities that may impact fiscal 2024 and future period operating results. In addition, if we were to sell one or more hotels during fiscal 2024, our fiscal 2024 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).
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
We define Adjusted EBITDA as net earnings (loss) attributable to The Marcus Corporation before investment income or loss, interest expense, other expense, gain or loss on disposition of property, equipment and other assets, impairment charges, equity earnings or losses from unconsolidated joint ventures, net earnings or losses attributable to noncontrolling interests, income taxes and depreciation and amortization, adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the items eliminated in the adjustments made to determine Adjusted EBITDA, such as acquisition expenses, preopening expenses, accelerated depreciation, impairment charges and other adjustments. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Definitions and calculations of Adjusted EBITDA differ among companies in our industries, and therefore Adjusted EBITDA disclosed by us may not be comparable to the measures disclosed by other companies.

The following table sets forth Adjusted EBITDA by reportable operating segment for the last three fiscal years (in millions, except for variance percentage):

			F23 v. F22			F22 v. F21
	F2023	F2022	Amt.	Pct.	F2021	Amt.	Pct.

	(in millions, except percentages)
Theatres	$86.4	$60.0	$26.5	44.1%	$24.9	$35.0	140.6%
Hotels and resorts	37.7	38.9	(1.2)	(3.0)%	24.4	14.5	59.4%
Corporate items	(15.4)	(13.8)	(1.6)	11.9%	(14.3)	0.5	(3.3)%
Adjusted EBITDA	$108.7	$85.1	23.6	27.8%	$35.1	50.0	142.5%
Our theatre division Adjusted EBITDA improved significantly during fiscal 2023 compared to fiscal 2022 due to an increasing number of wide-release films released to movie theatres resulting in increased attendance, increased revenues per person, and continuing cost controls, as described in the Theatres section above. Our hotels and resorts division Adjusted EBITDA decreased during fiscal 2023 due to the impact of sale of the Skirvin Hilton, partially offset by improved occupancy percentages and ADR, and continuing cost controls, as described in the Hotels and Resorts section above.
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	F2023	F2022	F2021
Net income (loss) attributable to The Marcus Corporation	$14.8	$(12.0)	$(43.3)
Add (deduct):
Investment income	(2.4)	—	(0.6)
Interest expense	12.7	15.3	18.7
Other expense (income)	1.8	2.1	2.5
Gain on disposition of property, equipment and other assets	—	(1.1)	(3.2)
Gain on sale of hotel	—	(6.3)	—
Equity losses from unconsolidated joint ventures, net	0.1	0.1	0.1
Net earnings attributable to noncontrolling interests	—	2.9	—
Income tax expense (benefit)	6.9	7.1	(15.7)
Depreciation and amortization	67.3	67.1	72.1
Share-based compensation expenses (1)	6.4	8.2	9.3
Impairment charges (2)	1.1	1.5	5.8
Government grants and federal tax credits (3)	—	—	(10.7)
Total Adjusted EBITDA	$108.7	$85.1	$35.1

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	F2023
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income	$36.2	$17.5	$(19.8)	$33.9
Depreciation and amortization	48.4	18.6	0.4	67.3
Loss (gain) on dispositions of property, equipment and other assets	(0.1)	0.7	(0.5)	—
Share-based compensation (1)	0.9	1.0	4.5	6.4
Impairment charges (2)	1.1	—	—	1.1
Adjusted EBITDA	$86.4	$37.7	$(15.4)	$108.7

	F2022				F2021
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$8.1	$18.7	$(18.5)	$8.3	$(27.6)	$5.9	$(19.8)	$(41.5)
Depreciation and amortization	47.6	19.2	0.4	67.1	51.7	20.2	0.3	72.1
Share-based compensation (1)	2.8	1.0	4.4	8.2	2.3	1.7	5.3	9.3
Impairment charges (2)	1.5	—	—	1.5	5.8	—	—	5.8
Government grants and federal tax credits (3)	—	—	—	—	(7.2)	(3.4)	(0.1)	(10.7)
Adjusted EBITDA	$60.0	$38.9	$(13.8)	$85.1	$24.9	$24.4	$(14.3)	$35.1

(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges related to two permanently closed theatres and surplus theatre real estate in fiscal 2023, two operating theatres in fiscal 2022 and two operating theatres, three permanently closed theatres and surplus theatre real estate in fiscal 2021.
(3)Reflects nonrecurring state government grants and federal tax credits awarded to our theatres and hotels for COVID-19 pandemic relief.

Liquidity and Capital Resources
Liquidity
Our movie theatre and hotels and resorts businesses each generate significant and relatively consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, are adequate to support the ongoing operational liquidity needs of our businesses.
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 88-year history, and our financial position remains strong. As of December 28, 2023, we had a cash balance of $55.6 million, $220.6 million of availability under our $225.0 million revolving credit facility, our debt-to-capitalization ratio was 0.26, and our net leverage was 1.2 times net debt to Adjusted EBITDA. With our strong liquidity position, combined with cash generated from operations and proceeds from the sale of surplus real estate (discussed above under “Current Plans”), we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2024 and beyond, as well as our longer-term capital requirements.

The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	December 28, 2023	December 29, 2022
Long-term debt (GAAP measure) (1)	$169.9	$180.4
Finance lease obligations (GAAP measure) (2)	15.3	17.5
Less: Cash and cash equivalents	(55.6)	(21.7)
Net Debt	$129.6	$176.2

Net Debt	$129.6	$176.2
Adjusted EBITDA	108.7	85.1
Net Leverage (Net Debt to Adjusted EBITDA)	1.19x	2.07x

(1)Represents total long-term debt, including the current portion of long-term debt.
(2)Represents total finance lease obligations, including the current portion of finance lease obligations.

We believe Net Leverage is a useful measure, as it provides management and investors an indication of our indebtedness less unrestricted cash relative to our earnings performance.
Credit Agreement
On January 9, 2020, we entered into a Credit Agreement with several banks, including JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent. On April 29, 2020, we entered into the First Amendment, on September 15, 2020, we entered into the Second Amendment, on July 13, 2021, we entered into the Third Amendment, on July 29, 2022, we entered into the Fourth Amendment, on February 10, 2023, we entered into the Fifth Amendment, and on October 16, 2023, we entered into the Sixth Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Sixth Amendment, hereinafter referred to as the “Credit Agreement”).
The Credit Agreement provides for a new five-year revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225 million. We may request an increase in the aggregate amount of availability under the Credit Agreement by an aggregate amount of up to $125 million by increasing the revolving credit facility or adding one or more tranches of term loans. Our ability to increase availability under the Credit Agreement is subject to certain conditions, including, among other things, the absence of any default or event of default or material adverse effect under the Credit Agreement.
The Sixth Amendment amended the Credit Agreement to, among other things: (i) revise the applicable interest rates for benchmark and ABR (defined below) loans to be determined by a net leverage ratio, rather than the previously used debt to capitalization ratio; (ii) revise the definition of consolidated EBITDA to exclude certain non-recurring costs and one-time expenses and exclude certain non-recurring recognized gains; (iii) exclude our hotel properties and certain theatre properties from the collateral under the Credit Agreement; (iv) revise the financial covenants to eliminate covenants regarding the consolidated fixed charge coverage ratio and consolidated debt to capitalization ratio and replace these covenants with a requirement that our consolidated net leverage ratio not exceed 3.50:1.00, provided that, with some limitations, such ratio may be increased to 4.00:1:00 for the full fiscal quarter in which a material acquisition (in which aggregate consideration equals or exceeds $30,000,000) is consummated and the three fiscal quarters immediately thereafter; (v) replace the required consolidated fixed charge coverage ratio with a covenant that our interest coverage ratio at the end of any fiscal quarter not be less than 3.00:1.00; (vi) revise permitted indebtedness under the agreement to include, among other items, (a) borrowings or finance lease obligations to finance capital expenditures up to $40 million at any time outstanding, (b) indebtedness under our senior notes up to $100 million at any time outstanding; (c) indebtedness of up to $25 million in any new restricted subsidiaries at the time such entity becomes a restricted subsidiary, (d) other indebtedness not exceeding $50 million at any time outstanding and (e) other indebtedness as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the Credit Agreement; and (vii) revise the covenants to allow us to make investments as long as no default has occurred under the Credit Agreement, or would occur as a result of the investment, as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) the term SOFR, plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date; provided, however, as of the effective date of the Sixth Amendment, in respect of revolving loans, the applicable margin is 1.75% for SOFR borrowings and 0.75% for ABR borrowings, and will be adjusted for the first time thereafter based upon our net leverage ratio as determined for the fiscal year ending December 28, 2023. We are required to pay a variable rate facility fee depending on our consolidated net leverage ratio; provided, however that such fee will be 0.25% and will be adjusted for the first time thereafter based upon our consolidated net leverage ratio as determined for the fiscal year ending December 28, 2023.
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
In connection with entering into the Sixth Amendment to the Credit Agreement, on October 16, 2023, we and certain purchasers entered into the Sixth Amendment to: (i) the Note Purchase Agreement, dated December 21, 2016, for our 4.32% Senior Notes due February 22, 2027, and (ii) the Note Purchase Agreement, dated June 27, 2013, for our 4.02% Senior Notes due August 14, 2025 (collectively, the “Note Amendments” and such Note Purchase Agreements, as previously amended and as amended by the Note Amendments, the “Amended Senior Note Agreements”). The Note Amendments revise the Note Purchase Agreements so that the Amended Senior Note Agreements’ covenants and collateral provisions are consistent with those set forth in the Credit Agreement.
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

Upon conversion, the Convertible Notes may be settled, at our election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 28, 2023, the adjusted conversion rate is 92.82 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $10.77 per share of Common Stock). If we undergo certain fundamental changes, holders of Convertible Notes may require us to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. We may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving our company and certain of our subsidiaries after which the Convertible Notes become automatically due and payable.
During our fiscal 2021 second, third and fourth quarters, all quarters during fiscal 2022 and fiscal 2023, and our fiscal 2024 first quarter, the Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. We have the ability to settle the conversion in Common Stock.
Capped Call Transactions
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers of their option to purchase additional Convertible Notes on September 18, 2020, we entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share or our common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 28, 2023, the adjusted cap price is approximately $17.59 per share. The Capped Call Transactions are separate transactions entered into by us with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
Summary
The Credit Agreement and the senior notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of the date of this filing, we are in compliance with all of the financial covenants imposed by the Credit Agreement and the senior notes. Our long-term debt has scheduled annual principal payments, net of amortization of debt issuance costs, of $10.3 million in fiscal 2024 and $109.6 million in fiscal 2025. We believe that we will have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements and beyond.

Financial Condition
Fiscal 2023 versus Fiscal 2022
Net cash provided by operating activities totaled $102.6 million during fiscal 2023, compared to net cash provided by operating activities of $93.2 million during fiscal 2022, an increase of $9.4 million. The increase in net cash provided by operating activities in fiscal 2023 was due primarily to an increase in net income and favorable timing of payment of accounts payable and other accrued liabilities, partially offset by unfavorable timing in the collection of accounts receivable as compared to fiscal 2022 and collection of government grant receivables and receipt of refundable income taxes of $22.7 million in fiscal 2022 that did not recur.
Net cash used in investing activities during fiscal 2023 totaled $36.7 million, compared to net cash used in investing activities during fiscal 2022 of $0.3 million, an increase of $36.4 million. The increase in net cash used by investing activities was primarily the result of an increase in capital expenditures, a decrease in cash proceeds from disposals of property, equipment and other assets during fiscal 2023, and the receipt of $31.1 million in net proceeds from the sale of The Skirvin Hilton during fiscal 2022 with no hotel sales in fiscal 2023.
Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $38.8 million during fiscal 2023 compared to $36.8 million during fiscal 2022, an increase of $1.9 million, or 5.2%. We incurred approximately $15.1 million of capital expenditures in our theatre division during fiscal 2023, including costs associated with the conversion of two existing auditoriums to a SuperScreen DLX® and a ScreenX auditorium and normal maintenance capital projects. We incurred approximately $12.1 million of capital expenditures during fiscal 2022 in our theatre division, including costs associated with the conversion of four existing auditoriums to SuperScreen DLX auditoriums and normal maintenance capital projects. We incurred approximately $22.9 million of capital expenditures in our hotels and resorts division during fiscal 2023, including costs related to the second phase of a guest rooms renovation at the Grand Geneva Resort & Spa, ballroom and meeting space renovations at The Pfister Hotel and normal maintenance capital projects at our other company-owned hotels and resorts. We incurred capital expenditures in our hotels and resorts division during fiscal 2022 of approximately $24.5 million, including costs related to the first phase of a guest rooms renovation at the Grand Geneva Resort & Spa and normal maintenance capital projects. Our current estimated fiscal 2024 cash capital expenditures, which we anticipate may be in the $60 - $75 million range, are described in greater detail in the “Current Plans” section of this MD&A.
Net cash used in financing activities during fiscal 2023 totaled $30.5 million, compared to net cash used in financing activities during fiscal 2022 of $92.4 million. During fiscal 2023, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $38.0 million of new short-term revolving credit facility borrowings, and we made $38.0 million of repayments on short-term revolving credit facility borrowings during fiscal 2023. We ended fiscal 2023 with no outstanding borrowings under our revolving credit facility. We did not issue any new long-term debt during fiscal 2023.
During fiscal 2022, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $100.0 million of new short-term revolving credit facility borrowings, and we made $100.0 million of repayments on short-term revolving credit facility borrowings during fiscal 2022. We ended fiscal 2022 with no outstanding borrowings under our revolving credit facility. Net cash provided by operating activities during fiscal 2022 was used to repay $47.5 million of short-term borrowings, including the early repayment and retirement of our term loan facility. We did not issue any new long-term debt during fiscal 2022.
Principal payments on long-term debt were approximately $11.4 million during fiscal 2023, including a $10.0 million installment payment on senior notes, compared to payments of $35.7 million during fiscal 2022, which included a $10.0 million installment payment on senior notes and a $24.1 million payment to retire mortgage notes in connection with the sale of The Skirvin Hilton. Distributions to noncontrolling interests resulting from the sale of The Skirvin Hilton were $0.8 million in fiscal 2023 and $2.0 million in fiscal 2022.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.26 at December 28, 2023, compared to 0.28 at December 29, 2022. Based upon our current expectations for our fiscal 2024 operating results and capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio will remain at our current relatively low levels during fiscal 2024. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2024 are dependent upon, among other things, our actual operating results, capital expenditures, asset sales proceeds and potential equity transactions during the year.
During fiscal 2023 and fiscal 2022 we did not repurchase any shares of our common stock in the open market. As of December 28, 2023, approximately 2.4 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
We paid regular quarterly dividends totaling $7.4 million during fiscal 2023. During the third quarter of fiscal 2023, we increased our regular quarterly common stock cash dividend by 40% to $0.07 per common share. During fiscal 2022, our Board of Directors elected to reinstate our quarterly dividend that had been suspended as a result of the COVID-19 pandemic, declaring a quarterly cash dividend of $0.05 per share of common stock. Quarterly dividends were paid in September and December 2022, totaling $3.1 million in fiscal 2022.
Contractual Obligations, Commercial Commitments and Future Uses of Cash
The following schedule details our contractual obligations at December 28, 2023 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$169,851	$10,303	$109,631	$49,917	$—
Interest on fixed-rate long term debt(1)	17,735	7,842	9,575	318	—
Pension obligations	36,349	2,111	4,514	4,876	24,848
Operating lease obligations	262,035	23,718	51,736	47,268	139,313
Finance lease obligations	17,898	3,236	6,045	3,883	4,734
Construction commitments	23,233	23,233	—	—	—
Total contractual obligations	$527,101	$70,443	$181,501	$106,262	$168,895
________________
(1)Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. As of December 28, 2023 we had zero variable interest rate debt outstanding.
Additional detail describing our long-term debt is included in Note 6 to our consolidated financial statements.
As of December 28, 2023, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 9 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.
As of December 28, 2023, we had entered into a new office lease that had not yet commenced. The new office lease is for an eleven year term beginning in fiscal 2024 and ending in fiscal 2035, excluding extension options. The contractual obligations related to the new office lease are included in operating lease obligations above, but are not included in operating lease liabilities in the consolidated balance sheet as of December 28, 2023 as the lease has not yet commenced.
As of December 28, 2023, we had no debt or lease guarantee obligations.
In connection with the mortgage loan obtained by the Kimpton Hotel Monaco Pittsburgh (“Monaco”) joint venture, we provided an environmental indemnity and a “bad boy” guaranty that provides that the lender can recover losses from us for certain bad acts of the Monaco joint venture, such as but not limited to fraud, intentional misrepresentation, voluntary incurrence of prohibited debt, prohibited transfers of the collateral, and voluntary bankruptcy of the Monaco joint venture. Under the terms of the Monaco joint venture operating agreement, Searchlight has agreed to fully indemnify us under the “bad boy” guarantees for any losses other than those attributable to our own bad acts and has agreed to indemnify us to its proportionate liability under the environmental liability. Additional detail describing the Monaco joint venture is included in Note 12 to our consolidated financial statements.
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.
As of December 28, 2023 we had zero variable interest rate debt outstanding. Our revolving credit facility, which has no outstanding borrowings as of December 28, 2023, is our only existing credit facility that bears interest based on a variable rate. Our earnings may be affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility to the extent we have any such borrowings.
Fixed interest rate debt totaled $171.8 million as of December 28, 2023, carried an average interest rate of 5.05% and represented 100.0% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 4.32%, maturing in fiscal 2024 through 2027; convertible senior notes bearing interest of 5.0%, maturing in fiscal 2025 and other debt instruments bearing interest at 5.75%, maturing in fiscal 2025, and PPP loans bearing interest at 1.0%, maturing in fiscal 2025. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 28, 2023, the fair value of our $70.0 million of senior notes was approximately $64.7 million. As of December 28, 2023, the fair value of our $100.1 million of convertible senior notes was approximately $148.8 million.
The variable interest rate debt and fixed interest rate debt outstanding as of December 28, 2023 matures as follows (in thousands):

	F2024	F2025	F2026	F2027	F2028	Thereafter	Total
Variable interest rate	$—	$—	$—	$—	$—	$—	$—
Fixed interest rate	11,368	110,443	—	50,000	—	—	171,811
Debt issuance costs	(1,065)	(812)	—	(83)	—	—	(1,960)
Total debt	$10,303	$109,631	$—	$49,917	$—	$—	$169,851
We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense.
On March 1, 2018, we entered into two interest rate swap agreements covering $50.0 million of floating rate debt which required us to pay interest at a defined fixed rate while receiving interest at a defined variable rate of one-month LIBOR. The first swap had a notional amount of $25.0 million, expired on March 1, 2021 and had a fixed rate of 2.559%. The second swap had a notional amount of $25.0 million, expired on March 1, 2023 and had a fixed rate of 2.687%. The interest rate swaps were considered effective for accounting purposes and qualified as cash flow hedges. These swap agreements did not materially impact our fiscal 2023 earnings.
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
•Long-lived & Other Intangible Assets: We review long-lived assets, including property and equipment, operating lease right-of-use assets and our trade name intangible asset, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Such review is primarily done at the individual theatre or hotel property level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. We use judgment to determine whether indicators of impairment exist. The determination of the occurrence of a triggering event is based upon our knowledge of the theatre and hospitality industries, historical experience such as recent operating results, location of the property, market conditions, recent events or transactions, and property-specific information available at the time of the assessment. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset if it is determined that the long-lived asset is not recoverable. In performing these analyses, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows is less than the current carrying value, we then prepare a fair value analysis of the asset. If the carrying value of the asset exceeds the fair value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2023, we recorded before-tax impairment charges totaling $1.1 million related to two permanently closed theatres and surplus real estate that we intend to sell. During fiscal 2022, we recorded before-tax impairment charges totaling $1.5 million related to two operating theatres. During fiscal 2021, we recorded a before-tax impairment charge of $5.8 million related to two operating theatres, three permanently closed theatres and surplus real estate that we intended to sell.
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
During the first three quarters of fiscal 2023, we determined that there were no indicators of impairment that would require an additional quantitative analysis during these interim periods. We performed our annual goodwill impairment test as of September 29, 2023 and determined that a quantitative analysis would be appropriate. In order to determine fair value, we used assumptions based on information available to us as of September 29, 2023, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by a substantial amount and deemed that no impairment was indicated as of September 29, 2023. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.

•Income Taxes: We are subject to U.S. federal and state income taxes in numerous state jurisdictions. Significant judgment is required in determining both our key assumptions utilized in the accounting for income taxes and the recording of the provision for income taxes and the related deferred tax assets and liabilities. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those tax positions that do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established valuation allowances against certain of our deferred tax assets relating to state net operating loss carryforwards. As of December 28, 2023, valuation allowances against our deferred tax assets were $11.3 million, and were $12.4 million as of December 29, 2022. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded.
Implementation of New Accounting Standards
During the first quarter of fiscal 2022, we adopted Accounting Standards Update (ASU) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update provide increased transparency of government assistance including the requirement of certain disclosures in a company’s notes to the consolidated financial statements about transactions with a government. The adoption of the new standard did not have a material effect on our consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR), or other interbank offered rates, to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). During the first quarter of fiscal 2023, in conjunction with the execution of the fifth amendment to our credit agreement (see Note 6), we elected SOFR as our ongoing reference rate. The adoption of the new standard did not have a material effect on our consolidated financial statements.
Accounting Changes
For a description of recent accounting pronouncements, See Note 1 of the notes to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.
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

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 28, 2023. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Chad M. Paris
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the "Company") as of December 28, 2023 and December 29, 2022, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders' equity and cash flows, for each of the three years in the period ended December 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2023 and December 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Long-Lived Assets – Theatres segment property and equipment, net and operating lease right-of-use assets - Assessment and Evaluation of Impairment – Refer to Note 1 and Note 3 to the financial statements
Critical Audit Matter Description
The Company assesses long-lived assets, including property and equipment, net and operating lease right-of-use assets for impairment at the individual theatre or surplus real estate property level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. During the year ended December 28, 2023, the Company recorded an impairment loss of $1.1 million.

In assessing the Theatres segment property and equipment, net and operating lease right-of-use assets for indicators of potential impairment, the Company considered quantitative and qualitative factors, including evaluating the historical actual operating performance of the properties and assessing the impact of recent economic and industry events impacting the properties. Evaluating whether these quantitative and qualitative factors represented an indicator of potential impairment required significant judgment by management.

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

We identified the assessment and evaluation of impairment for the Theatres segment property and equipment, net and operating lease right-of-use assets as a critical audit matter because of the subjectivity used by management when identifying and evaluating potential impairment indicators, and when estimating forecasted future cash flows in their recoverability and impairment analyses. A high degree of auditor judgment was required when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s forecasted future cash flows that were used in their recoverability and impairment analyses.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assessment and evaluation of impairment for the Theatres segment property and equipment, net and operating lease right-of-use assets included the following, among others:
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

•For surplus real estate properties, we evaluated the reasonableness of the Company’s forecasted cash flows resulting from planned sale of assets by (1) obtaining sales agreements executed after December 28, 2023, where applicable, (2) obtaining negotiated letters of intent to purchase, where applicable, and (3) comparing the Company’s estimates to relevant real estate market data.

•We evaluated the Company’s forecasted future cash flows for consistency with evidence obtained in other areas of the audit.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 29, 2024
We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 29, 2024

THE MARCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 28, 2023	December 29, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$55,589	$21,704
Restricted cash (Note 1)	4,249	2,802
Accounts receivable, net of reserves (Note 5)	19,703	21,455
Assets held for sale (Note 1)	—	460
Other current assets (Note 1)	22,175	17,474
Total current assets	101,716	63,895
PROPERTY AND EQUIPMENT, NET (Note 5)	682,262	715,765
OPERATING LEASE RIGHT-OF-USE ASSETS (Note 7)	179,788	194,965
OTHER ASSETS:
Investments in joint ventures (Note 12)	1,718	2,067
Goodwill (Note 1)	74,996	75,015
Other (Note 5)	24,623	12,891
Total other assets	101,337	89,973
Total assets	$1,065,103	$1,064,598

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,384	$32,187
Taxes other than income taxes	18,585	17,948
Accrued compensation	22,598	22,512
Other accrued liabilities (Note 1)	57,685	56,275
Current portion of finance lease obligations (Note 7)	2,579	2,488
Current portion of operating lease obligations (Note 7)	15,290	14,553
Current maturities of long-term debt (Note 6)	10,303	10,432
Total current liabilities	164,424	156,395

FINANCE LEASE OBLIGATIONS (Note 7)	12,753	15,014
OPERATING LEASE OBLIGATIONS (Note 7)	178,582	195,281
LONG-TERM DEBT (Note 6)	159,548	170,005
DEFERRED INCOME TAXES (Note 10)	32,235	26,567
OTHER LONG- TERM OBLIGATIONS (Note 9)	46,389	44,415
COMMITMENTS AND LICENSE RIGHTS (Note 11)
EQUITY (NOTE 8):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 24,691,548 at December 28, 2023 and 24,498,243 shares at December 29, 2022	24,692	24,498
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 7,078,410 at December 28, 2023 and 7,110,875 at December 29, 2022	7,078	7,111
Capital in excess of par	160,642	153,794
Retained earnings	281,599	274,254
Accumulated other comprehensive loss	(1,336)	(1,694)
	472,675	457,963
Less cost of Common Stock in treasury (47,916 shares at December 28, 2023 and 78,882 shares at December 29, 2022)	(1,503)	(1,866)
Total shareholders’ equity attributable to The Marcus Corporation	471,172	456,097
Noncontrolling interests	—	824
Total equity	471,172	456,921
Total liabilities and shareholders’ equity	$1,065,103	$1,064,598
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in thousands, except per share data)

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021
REVENUES:
Theatre admissions	$229,186	$198,485	$130,740
Rooms	106,618	107,699	77,650
Theatre concessions	197,653	180,180	118,666
Food and beverage	73,278	74,836	47,086
Other revenues	85,420	82,560	65,331
	692,155	643,760	439,473
Cost reimbursements	37,420	33,634	18,771
Total revenues	729,575	677,394	458,244

COSTS AND EXPENSES:
Theatre operations	230,770	212,410	140,821
Rooms	41,071	41,561	30,394
Theatre concessions	75,903	73,124	47,681
Food and beverage	57,871	59,272	36,833
Advertising and marketing	22,838	23,877	16,069
Administrative	78,565	74,755	63,350
Depreciation and amortization	67,301	67,073	72,127
Rent (Note 7)	26,154	26,037	25,594
Property taxes	17,871	17,955	18,473
Other operating expenses (Note 2)	38,824	37,865	23,817
Impairment charges (Note 3)	1,061	1,525	5,766
Reimbursed costs	37,420	33,634	18,771
Total costs and expenses	695,649	669,088	499,696
OPERATING INCOME (LOSS)	33,926	8,306	(41,452)

OTHER INCOME (EXPENSE):
Investment income (loss)	2,426	(45)	599
Interest expense	(12,721)	(15,299)	(18,702)
Other income (expense), net	(1,832)	(1,060)	653
Gain on sale of hotel	—	6,274	—
Equity losses from unconsolidated joint ventures, net (Note 12)	(149)	(143)	(92)
	(12,276)	(10,273)	(17,542)

EARNINGS (LOSS) BEFORE INCOME TAXES	21,650	(1,967)	(58,994)
INCOME TAX EXPENSE (BENEFIT) (Note 10)	6,856	7,137	(15,701)
NET EARNINGS (LOSS)	14,794	(9,104)	(43,293)
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,868	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$14,794	$(11,972)	$(43,293)

NET EARNINGS (LOSS) PER SHARE – BASIC:
Common Stock	$0.48	$(0.39)	$(1.42)
Class B Common Stock	0.43	(0.35)	(1.25)

NET EARNINGS (LOSS) PER SHARE – DILUTED:
Common Stock	$0.46	$(0.39)	$(1.42)
Class B Common Stock	0.43	(0.35)	(1.25)
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021

NET EARNINGS (LOSS)	$14,794	$(9,104)	$(43,293)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension gain arising during the period, net of tax effect of $171, $2,967 and $687, respectively (Note 9)	485	8,401	1,943
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect (benefit) of $(17), $269 and $342, respectively (Note 9)	(47)	760	969
Fair market value adjustment of interest rate swaps, net of tax effect (benefit) of $(8), $144 and $9, respectively (Note 6)	(22)	407	25
Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect (benefit) of $(20), $64 and $195 respectively (Note 6)	(58)	182	552
Other comprehensive income	358	9,750	3,489
COMPREHENSIVE INCOME (LOSS)	15,152	646	(39,804)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,868	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$15,152	$(2,222)	$(39,804)
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non-Controlling Interests	Total Equity
BALANCES AT DECEMBER 31, 2020	$23,264	$7,926	$153,529	$331,897	$(14,933)	$(2,960)	$498,723	$—	$498,723
Adoption of ASU No. 2020-06	—	—	(16,511)	702	—	—	(15,809)	—	(15,809)
Exercise of stock options	—	—	(749)	—	—	2,279	1,530	—	1,530
Purchase of treasury stock	—	—	—	—	—	(1,391)	(1,391)	—	(1,391)
Savings and profit-sharing contribution	43	—	968	—	—	—	1,011	—	1,011
Reissuance of treasury stock	—	—	6	—	—	32	38	—	38
Issuance of non-vested stock	242	—	(903)	—	—	661	—	—	—
Share-based compensation	—	—	9,316	—	—	—	9,316	—	9,316
Conversions of Class B Common Stock	796	(796)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(43,293)	3,489	—	(39,804)	—	(39,804)
BALANCES AT DECEMBER 30, 2021	24,345	7,130	145,656	289,306	(11,444)	(1,379)	453,614	—	453,614
Cash dividends:
$0.09 per share Class B Common Stock	—	—	—	(640)	—	—	(640)	—	(640)
$0.10 per share Common Stock	—	—	—	(2440)	—	—	(2,440)	—	(2,440)
Exercise of stock options	—	—	(196)	—	—	1,089	893	—	893
Purchase of treasury stock	—	—	—	—	—	(2,286)	(2,286)	—	(2,286)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	(5)	—	—	57	52	—	52
Issuance of non-vested stock	78	—	(731)	—	—	653	—	—	—
Share-based compensation	—	—	8,170	—	—	—	8,170	—	8,170
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,044)	(2,044)
Comprehensive income (loss)	—	—	—	(11,972)	9,750	—	(2,222)	2,868	646
BALANCES AT DECEMBER 29, 2022	24,498	7,111	153,794	274,254	(1,694)	(1,866)	456,097	824	456,921
Cash dividends:
$0.22 per share Class B Common Stock	—	—	—	(1,543)	—	—	(1,543)	—	(1,543)
$0.24 per share Common Stock	—	—	—	(5,906)	—	—	(5,906)	—	(5,906)
Exercise of stock options	—	—	(210)	—	—	1,295	1,085	—	1,085
Purchase of treasury stock	—	—	—	—	—	(1,453)	(1,453)	—	(1,453)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(213)	—	—	300	87	—	87
Issuance of non-vested stock	82	—	(303)	—	—	221	—	—	—
Share-based compensation	—	—	6,394	—	—	—	6,394	—	6,394
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(824)	(824)
Comprehensive income	—	—	—	14,794	358	—	15,152	—	15,152
BALANCES AT DECEMBER 28, 2023	$24,692	$7,078	$160,642	$281,599	$(1,336)	$(1,503)	$471,172	$—	$471,172
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021
OPERATING ACTIVITIES
Net Earnings (loss)	$14,794	$(9,104)	$(43,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on investments in joint ventures	149	143	92
Distributions from joint ventures	200	125	—
(Gain) loss on disposition of property, equipment and other assets	41	(1,071)	(3,163)
Gain on sale of hotel	—	(6,274)	—
Impairment charges	1,061	1,525	5,766
Depreciation and amortization	67,301	67,073	72,127
Amortization of debt issuance costs	1,467	1,614	2,198
Share-based compensation	6,394	8,170	9,316
Deferred income taxes	5,561	7,033	(15,843)
Other long-term obligations	(95)	(209)	1,689
Contribution of the Company’s stock to savings and profit-sharing plan	1,259	956	1,011
Changes in operating assets and liabilities:
Accounts receivable	1,893	6,838	(22,055)
Government grants receivable	—	4,335	578
Other assets	(2,662)	(1,874)	(2,255)
Operating leases	(785)	(1,768)	(5,325)
Accounts payable	4,229	(3,262)	21,501
Income taxes	(480)	22,722	8,508
Taxes other than income taxes	637	(1,621)	1,258
Accrued compensation	63	2,038	12,841
Other accrued liabilities	1,602	(4,180)	1,300
Total adjustments	87,835	102,313	89,544
Net cash provided by operating activities	102,629	93,209	46,251
INVESTING ACTIVITIES
Capital expenditures	(38,774)	(36,843)	(17,082)
Proceeds from disposals of property, equipment and other assets	4,234	4,850	22,145
Net proceeds from sale of hotel	—	31,101	—
Capital contribution in joint venture	—	—	(2,427)
Proceeds from sale of trading securities	40	141	377
Purchase of trading securities	(839)	(263)	(3,080)
Property insurance recoveries	—	1,215	—
Life insurance premium reimbursement	—	—	11,411
Other investing activities	(1,410)	(547)	(461)
Net cash provided by (used in) investing activities	(36,749)	(346)	10,883
FINANCING ACTIVITIES
Debt transactions:
Proceeds from borrowings on revolving credit facility	38,000	100,000	178,500
Repayment of borrowings on revolving credit facility	(38,000)	(100,000)	(178,500)
Repayment on short-term borrowings	—	(47,499)	(40,346)
Principal payments on long-term debt	(11,433)	(35,740)	(10,717)
Repayment of borrowing on insurance policy	(6,700)	—	—
Proceeds received from borrowing on insurance policy	—	—	6,700
Principal payments on finance lease obligations	(2,527)	(2,670)	(2,774)
Debt issuance costs	(1,334)	(37)	(208)
Equity transactions:
Treasury stock transactions, except for stock options	(503)	(1,467)	(417)
Exercise of stock options	222	126	594
Dividends paid	(7,449)	(3,080)	—
Distributions to noncontrolling interest	(824)	(2,044)	—
Net cash used in financing activities	(30,548)	(92,411)	(47,168)
Net increase in cash, cash equivalents and restricted cash	35,332	452	9,966
Cash, cash equivalents and restricted cash at beginning of year	24,506	24,054	14,088
Cash, cash equivalents and restricted cash at end of year	$59,838	$24,506	$24,054
Supplemental Information:
Interest paid, net of amounts capitalized	$9,738	$13,442	$14,119
Income taxes refunded (paid), including interest earned	$(1,776)	$21,935	$8,316
Change in accounts payable for additions to property and equipment	$956	$(348)	$1,122
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
Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries. The Company had ownership interests greater than 50% in one joint venture that is considered a Variable Interest Entity (VIE) that is also included in the accounts of the Company. The Company was the primary beneficiary of the VIE and the Company’s interest was considered a majority voting interest. The primary asset of this VIE, The Skirvin Hilton, was sold on December 16, 2022 as discussed in Note 4 - Asset Sale. The equity interest of outside owners in consolidated entities was recorded as noncontrolling interests in the consolidated balance sheets, and their share of earnings was recorded as net earnings attributable to noncontrolling interests in the consolidated statements of earnings (loss) in accordance with the partnership agreements.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 28, 2023 and December 29, 2022, respectively, the Company’s $5,364 and $3,932 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 28, 2023 and December 29, 2022, the Company had investments in money market funds of $37,018 and $6,000, respectively, that were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At December 29, 2022, the Company’s $108 asset related to the Company’s interest rate swap contract was valued using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At December 28, 2023 and December 29, 2022, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3 and Note 6.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $70,000 of senior notes, valued using Level 2 pricing inputs, is approximately $64,660 at December 28, 2023, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $148,757 at December 28, 2023, determined based on market rates and the closing trading price of the convertible senior notes as of December 28, 2023 (see Note 6 for further discussion on the Company’s senior notes and convertible senior notes). The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Accounts Receivable - The Company evaluates the collectability of its accounts receivable based on a number of factors. For larger accounts, an allowance for doubtful accounts is recorded based on the applicable parties’ ability and likelihood to pay based on management’s review of the facts. For all other accounts, the Company recognizes an allowance based on length of time the receivable is past due based on historical experience and industry practice.
Inventory - Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $5,914 and $5,662 as of December 28, 2023 and December 29, 2022, respectively, were included in other current assets.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of December 29, 2022, assets held for sale consisted primarily of land.
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
Depreciation expense totaled $67,269, $67,041 and $72,044 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During fiscal 2023 and fiscal 2022, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges in as discussed in Note 3.
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
During fiscal 2023 and fiscal 2022, the Company performed a quantitative analysis for its annual goodwill impairment test as of September 29, 2023 and September 30, 2022, respectively. In order to determine fair value, the Company used assumptions based on information available to it as the date of the quantitative test, including both market data and forecasted cash flows (Level 3 pricing inputs). The Company determined that the fair value of its goodwill was greater than its carrying value and deemed that no impairment was indicated in either fiscal 2023 or fiscal 2022.
At December 28, 2023 and December 29, 2022, the Company’s goodwill balance was $74,996 and $75,015, respectively. The change in goodwill is due to a deferred tax adjustment related to the prior acquisition of a business. Substantially all of the Company’s goodwill relates to the theatre reporting unit.
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
Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $43, $18 and $23 was capitalized in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Debt Issuance Costs - The Company records debt issuance costs on short-term borrowings and long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs totaled $1,467, $1,614 and $2,198 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and were included in interest expense on the consolidated statements of earnings (loss).
Leases - The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases, (Accounting Standards Codification (ASC) 842), when accounting for leases. See Note 7 - Leases.
Investments – The Company has investments in debt and equity securities. These securities are stated at fair value based on listed market prices, where available, with the change in fair value recorded as investment income or loss within the consolidated statements of earnings (loss). The cost of securities sold is based upon the specific identification method.
Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. See Note 2 - Revenue Recognition.
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
The Company assesses income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. See Note 10 - Income Taxes.
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
The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share and provides a reconciliation of the number of weighted-average basic and diluted shares outstanding:

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021

Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$14,794	$(11,972)	$(43,293)

Denominator (in thousands):
Denominator for basic EPS	31,658	31,488	31,360
Effect of dilutive employee stock options	44	—	—
Effect of convertible notes	9,287	—	—
Denominator for diluted EPS	40,989	31,488	31,360

Net earnings (loss) per share – Basic:
Common Stock	$0.48	$(0.39)	$(1.42)
Class B Common Stock	$0.43	$(0.35)	$(1.25)
Net earnings (loss) per share- Diluted:
Common Stock	$0.46	$(0.39)	$(1.42)
Class B Common Stock	$0.43	$(0.35)	$(1.25)
For the periods when the Company reports a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an antidilutive effect.
At December 29, 2022 and December 30, 2021, respectively, approximately 75,000 and 104,000 common stock equivalents were excluded from the computation of diluted net loss per share because of the Company’s net loss. At December 29, 2022 and December 30, 2021, approximately 9,141,140 and 9,084,924 common stock equivalents underlying the conversion of the convertible senior notes were excluded from the computation of diluted net loss per share because of the Company’s net loss. Additionally, options to purchase 2,933,000 shares, 2,547,000 shares and 1,999,000 shares of common stock at prices ranging from $15.99 to $41.90, $16.32 to $41.90 and $18.68 to $41.90 per share were outstanding at December 28, 2023, December 29, 2022 and December 30, 2021, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 28, 2023	December 29, 2022

Unrecognized gain on interest rate swap agreements	$—	80
Net unrecognized actuarial loss for pension obligation	(1,336)	(1,774)
	$(1,336)	$(1,694)
New Accounting Pronouncements - During the first quarter of fiscal 2022, the Company adopted Accounting Standards Update (ASU) No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update provide increased transparency of government assistance including the requirement of certain disclosures in a company’s notes to the consolidated financial statements about transactions with a government. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR), or other interbank offered rates, to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). During the first quarter of fiscal 2023, in conjunction with the execution of the fifth amendment to the Company’s credit agreement (see Note 6), the Company elected SOFR as its ongoing reference rate. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures (ASU No. 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. ASU No 2023-07 will be effective for the Company’s fiscal year ending December 26, 2024, and the Company’s interim periods beginning in fiscal 2025. The Company is evaluating the effect that the guidance will have on its consolidated financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures (ASU No. 2023-09), which requires improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. ASU No. 2023-09 will be effective for the Company in fiscal 2025 and must be applied prospectively with retrospective application permitted. The Company is evaluating the impact that ASU No. 2023-09 will have on its consolidated financial statement disclosures.

2. Revenue Recognition
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
The disaggregation of revenues by business segment for fiscal 2023, fiscal 2022 and fiscal 2021 is as follows:

	Fiscal 2023
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$229,186	$—	$—	$229,186
Rooms	—	106,618	—	106,618
Theatre concessions	197,653	—	—	197,653
Food and beverage	—	73,278	—	73,278
Other revenues(1)	31,555	53,519	346	85,420
Cost reimbursements	—	37,420	—	37,420
Total revenues	$458,394	$270,835	$346	$729,575

	Fiscal 2022
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$198,485	$—	$—	$198,485
Rooms	—	107,699	—	107,699
Theatre concessions	180,180	—	—	180,180
Food and beverage	—	74,836	—	74,836
Other revenues(1)	29,076	53,117	367	82,560
Cost reimbursements	—	33,634	—	33,634
Total revenues	$407,741	$269,286	$367	$677,394

	Fiscal 2021
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$130,740	$—	$—	$130,740
Rooms	—	77,650	—	77,650
Theatre concessions	118,666	—	—	118,666
Food and beverage	—	47,086	—	47,086
Other revenues(1)	21,754	43,219	358	65,331
Cost reimbursements	88	18,683	—	18,771
Total revenues	$271,248	$186,638	$358	$458,244
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
The Company had deferred revenue from contracts with customers of $38,034, $37,046 and $39,144 as of December 28, 2023, December 29, 2022 and December 30, 2021, respectively. The Company had no contract assets as of December 28, 2023 and December 29, 2022. During fiscal 2023, the Company recognized revenue of $18,587 that was included in deferred revenues as of December 29, 2022. During fiscal 2022, the Company recognized revenue of $15,863 that was included in deferred revenues as of December 30, 2021. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of December 28, 2023, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $2,052 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of December 28, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $17,828 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of December 28, 2023, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,601 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
3. Impairment Charges
During fiscal 2023, fiscal 2022 and fiscal 2021, the Company determined that indicators of impairment were present at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to certain theatre assets was less than their carrying amounts. The Company evaluated the fair value of these assets, consisting primarily of land, building and furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded impairment losses of $1,061, $1,525 and $5,766 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, reducing certain property and equipment and certain operating lease right-of-use assets. The

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
3. Impairment Charges (continued)
remaining net book value of the impaired assets was $6,429 as of December 28, 2023, $5,229 as of December 29, 2022, and $11,689 as of December 30, 2021, excluding any applicable remaining lease obligations.

4. Asset Sale
On December 16, 2022, the Company, together with its noncontrolling interest joint venture partner, Skirvin Partners in Development, sold The Skirvin Hilton hotel in Oklahoma City, Oklahoma for a total sale price of $36,750. The assets sold consisted primarily of land, building, equipment and other assets. Net proceeds from the sale were approximately $31,101, net of transaction costs of $609 and retirement of a ground lease obligation of $5,040. The retirement of the ground lease obligation resulted in the Company owning the land, which was then conveyed to the buyer. Additionally, $24,111 in mortgage debt was retired. The transaction resulted in a gain on sale of $6,274. The Skirvin Hilton revenues for fiscal 2022 through the date of sale and fiscal 2021 were $15,979, and $12,121, respectively. The Skirvin Hilton operating loss was $387 and $104 for fiscal 2022 and fiscal 2021, respectively. Pursuant to the terms of the partnership agreement, $824 and $2,044 was distributed to noncontrolling interests during fiscal 2023 and fiscal 2022, respectively, representing the partner’s share of net sales proceeds and partnership liquidation proceeds.
5. Additional Balance Sheet Information
The composition of accounts receivable is as follows:

	December 28, 2023	December 29, 2022
Trade receivables, net of allowances of $115 and $172, respectively	$7,636	$6,707
Other receivables	12,067	14,748
	$19,703	$21,455
The composition of property and equipment, which is stated at cost, is as follows:

	December 28, 2023	December 29, 2022
Land and improvements	$131,833	$132,285
Buildings and improvements	719,521	729,177
Leasehold improvements	166,245	167,516
Furniture, fixtures and equipment	397,150	386,197
Finance lease right-of-use assets	30,106	29,885
Construction in progress	11,432	10,305
	1,456,287	1,455,365
Less accumulated depreciation and amortization	774,025	739,600
	$682,262	$715,765
The composition of other assets is as follows:

	December 28, 2023	December 29, 2022
Intangible assets	$6,904	$6,945
Cash surrender value of insurance policy	8,276	1,033
Other assets	9,443	4,913
	$24,623	$12,891

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Additional Balance Sheet Information (continued)
Included in intangible assets is a trade name valued at $6,900 as of December 28, 2023 and December 29, 2022 that has an indefinite life. The balance in cash surrender value of insurance policy as of December 29, 2022 included a $6,700 loan that net against the value of the policy. The loan was repaid during fiscal 2023.
6. Long-Term Debt
Long-term debt is summarized as follows:

	December 28, 2023	December 29, 2022
Senior notes	$70,000	$80,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	528	954
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	1,233	2,240
Revolving credit agreement	—	—
Debt issuance costs	(1,960)	(2,807)
Total debt, net of debt issuance costs	169,851	180,437
Less current maturities, net of issuance costs	10,303	10,432
Long-term debt	$159,548	$170,005
Credit Agreement
On January 9, 2020, the Company replaced its then-existing credit agreement with several banks. On April 29, 2020, the Company entered into the First Amendment, on September 15, 2020, the Company entered into the Second Amendment, on July 13, 2021, the Company entered into the Third Amendment, on July 29, 2022, the Company entered into the Fourth Amendment, on February 10, 2023, the Company entered into the Fifth Amendment and on October 16, 2023, the Company entered into the Sixth Amendment (the Credit Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Sixth Amendment, hereinafter referred to as the “Credit Agreement”).
The Credit Agreement provides for a new five-year revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At December 28, 2023, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at SOFR plus a margin (as discussed further below), effectively 7.28% at December 28, 2023. Availability under the $225,000 revolving credit facility was $220,623 as of December 28, 2023 after taking into consideration outstanding letters of credit that reduce revolver availability.
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) the term secured overnight financing rate (“SOFR”), plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date; provided, however, as of the effective date of the Sixth Amendment, in respect of revolving loans, the applicable margin is 1.75% for SOFR borrowings and 0.75% for ABR borrowings, and will be adjusted for the first time thereafter based upon our net leverage ratio as determined for the fiscal year ending December 28, 2023. The revolving credit facility also requires an annual facility fee equal to 0.175% to 0.275% of the total revolving commitments depending on our consolidated net leverage ratio; provided, however that such fee will be 0.25% and will be adjusted for the first time thereafter based upon our consolidated net leverage ratio as determined for the fiscal year ending December 28, 2023.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Long-Term Debt (continued)
The Credit Agreement includes, among other restrictions and covenants applicable to the Company, a requirement that our consolidated net leverage ratio not exceed 3.50:1.00, provided that, with some limitations, such ratio may be increased to 4.00:1:00 for the full fiscal quarter in which a material acquisition (in which aggregate consideration equals or exceeds $30,000) is consummated and the three fiscal quarters immediately thereafter, and a requirement that our interest coverage ratio at the end of any fiscal quarter not be less than 3.00:1.00.
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
Note Purchase Agreements
The Company’s $70,000 of senior notes consist of two Note Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%, with a weighted-average fixed rate of 4.23% at December 28, 2023 and 4.21% at December 29, 2022.
On October 16, 2023, the Company and certain purchasers entered into amendments (the “Note Amendments”) to the Note Purchase Agreement, dated June 27, 2013, and the Note Purchase Agreement, dated December 21, 2016 (collectively, the “Note Purchase Agreements”). The Note Amendments amend certain covenants and other terms of the Note Purchase Agreements and are consistent with the amended covenants and collateral provisions that are referenced in the Credit Agreement section above.
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
6. Long-Term Debt (continued)
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
Upon conversion, the Convertible Notes may be settled, at the company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 28, 2023, the adjusted conversion rate is 92.82 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an adjusted conversion price of approximately $10.77 per share of Common Stock). If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
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
Capped Call Transactions
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Long-Term Debt (continued)
dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At December 28, 2023, the adjusted cap price is approximately $17.59 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
Paycheck Protection Program Loans
During fiscal 2020, 11 of the Company’s subsidiaries received proceeds totaling $13,459 under the CARES Act’s Paycheck Protection Program (PPP). The PPP loans bear interest at a fixed interest rate of 1.0%, require principal and interest payments that began in April 2021, and mature in fiscal 2026. The Company’s subsidiaries used a cumulative total of approximately $10,012 of the PPP loan proceeds to pay for qualified expenses, which were forgiven under the terms of the CARES Act program during fiscal 2021.
Scheduled annual principal payments on long-term debt, net of amortization of debt issuance costs, for the years subsequent to December 28, 2023, are as follows:

Fiscal Year
2024	$10,303
2025	109,631
2026	—
2027	49,917
2028	—
Thereafter	—
$169,851
Derivatives
The Company utilizes derivatives principally to manage market risks and reduce its exposure resulting from fluctuations in interest rates. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through earnings. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The Company’s interest rate swap agreements were considered effective and qualified as cash flow hedges. The Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.
The Company entered into two interest rate swap agreements on March 1, 2018 covering $50,000 of LIBOR floating rate debt. The first agreement had a notional amount of $25,000, expired March 1, 2021, and required the Company to pay interest at a defined rate of 2.559% while receiving interest at a defined variable rate of one-month LIBOR. The second agreement had a notional amount of $25,000, expired March 1, 2023, and required the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR. The fair value of the interest rate

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Long-Term Debt (continued)
swap on December 29, 2022, was an asset of $108, which was included in other current assets in the consolidated balance sheet. There were no interest rate swaps outstanding at December 28, 2023.
7. Leases
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
Total lease cost consists of the following:

Lease Cost	Classification	Fiscal 2023	Fiscal 2022
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$2,760	$2,789
Interest on lease liabilities	Interest expense	759	850
		$3,519	$3,639

Operating lease costs:
Operating lease costs	Rent expense	$24,126	$25,381
Variable lease cost	Rent expense	1,892	514
Short-term lease cost	Rent expense	136	142
		$26,154	$26,037

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Leases (continued)
Additional information related to leases is as follows:

Other Information	Fiscal 2023	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,527	$2,670
Operating cash flows from finance leases	759	850
Operating cash flows from operating leases	25,391	29,025
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	357	419
Operating lease liabilities, including from acquisitions	276	275

	December 28, 2023	December 29, 2022
Finance leases:
Property and equipment – gross	$30,106	$29,885
Accumulated depreciation and amortization	(17,956)	(15,332)
Property and equipment - net	$12,150	$14,553
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	December 28, 2023	December 29, 2022
Weighted-average remaining lease terms:
Finance leases	7 years	7 years
Operating leases	12 years	12 years

Weighted-average discount rates:
Finance leases	4.62%	4.59%
Operating leases	4.52%	4.51%
Maturities of lease liabilities as of December 28, 2023 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$23,649	$3,236
2025	25,232	3,080
2026	24,798	2,965
2027	23,181	1,991
2028	22,295	1,892
Thereafter	132,386	4,734
Total lease payments	251,541	17,898
Less: amount representing interest	(57,669)	(2,566)
Total lease liabilities	$193,872	$15,332
Deferred rent payments of approximately $859 for the Company’s operating leases have been included in the total operating lease obligations as of December 28, 2023, of which approximately $476 is included in long-term operating lease obligations.

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
Through December 28, 2023, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and for savings and profit-sharing plan contributions. The Company repurchased 94,508, 134,694 and 61,654 shares pursuant to these authorizations during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. At December 28, 2023, there were 2,428,138 shares available for repurchase under these authorizations.
The Company’s Board of Directors has authorized the issuance of up to 750,000 shares of Common Stock for The Marcus Corporation Dividend Reinvestment and Associate Stock Purchase Plan. At December 28, 2023, there were 412,815 shares available under this authorization.
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
Awarded shares of non-vested stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after three years of the grant date and 100% after five years of the grant date, or 50% after two years of the grant date and 100% after four years of the grant date, depending on the date of grant, or in the case of a special grant awarded in fiscal 2021, one year after the date of grant. The non-vested stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the non-vested stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Non-vested stock awards and shares issued upon option exercises may be issued from previously acquired treasury shares. At December 28, 2023, there were 1,085,339 shares available for grants of additional stock options, non-vested stock and other types of equity awards under the current plan.
Share-based compensation, including stock options and non-vested stock awards, is expensed over the vesting period of the awards based on the grant date fair value.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model with the following assumptions used for awards granted during fiscal 2023, fiscal 2022 and fiscal 2021:

Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021
Risk-free interest rate	3.83 – 4.24%	1.73 – 3.90%	0.97 – 1.26%
Dividend yield	1.50 - 1.80%	1.50%	1.50%
Volatility	49 - 54%	48 – 53%	28 – 53%
Expected life	6 – 8 years	6 – 8 years	6 – 8 years

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Shareholders’ Equity and Share-Based Compensation (continued)
Total pre-tax share-based compensation expense was $6,394, $8,170 and $9,316 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The recognized tax benefit on share-based compensation was $1,000, $1,338 and $1,997 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
A summary of the Company’s stock option activity and related information follows (shares in thousands):

	Year Ended
	December 28, 2023		December 29, 2022		December 30, 2021
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,866	$23.76	2,533	$24.84	2,234	$24.87
Granted	525	15.96	501	16.99	531	21.74
Exercised	(83)	13.05	(68)	13.15	(134)	11.42
Forfeited	(135)	25.11	(100)	24.89	(98)	26.60
Outstanding at end of period	3,173	22.69	2,866	23.76	2,533	24.84
Exercisable at end of period	1,989	$25.53	1,613	$25.70	1,119	$24.76
Weighted-average fair value of options granted during the period	$7.86		$7.71		$9.47
Exercise prices for options outstanding as of December 28, 2023 ranged from $12.71 to $41.90. The weighted-average remaining contractual life of those options is 6.1 years. The weighted-average remaining contractual life of options currently exercisable is 4.8 years. There were 3,135,000 options outstanding, vested and expected to vest as of December 28, 2023, with a weighted-average exercise price of $22.76 and an intrinsic value of $435. Additional information as of December 28, 2023 related to options outstanding segregated by exercise price range is as follows (shares in thousands):

	Exercise Price Range
	$12.71 to $17.05	$17.06 to $21.84	$21.85 to $41.90
Options outstanding	1,204	863	1,106
Weighted-average exercise price of options outstanding	$15.78	$20.58	$31.86
Weighted-average remaining contractual life of options outstanding	8.3	4.6	5.0
Options exercisable	273	686	1,030
Weighted-average exercise price of options exercisable	$14.06	$20.29	$32.06
The intrinsic value of options outstanding at December 28, 2023 was $435 and the intrinsic value of options exercisable at December 28, 2023 was $350. The intrinsic value of options exercised was $171, $164 and $1,164 during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of December 28, 2023, total remaining unearned compensation cost related to stock options was $4,334, which will be amortized to expense over the remaining weighted-average life of 2.4 years.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Shareholders’ Equity and Share-Based Compensation (continued)
A summary of the Company’s non-vested stock activity and related information follows (shares in thousands):

	Year Ended
	December 28, 2023		December 29, 2022		December 30, 2021
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	212	$21.07	357	$23.32	147	$31.02
Granted	107	15.68	100	17.63	251	19.63
Vested	(81)	23.77	(242)	22.95	(32)	30.69
Forfeited	—	—	(3)	22.93	(9)	19.77
Outstanding at end of period	238	$17.41	212	$21.07	357	$23.32
The Company expenses awards of non-vested stock based on the fair value of the Company’s common stock at the date of grant. As of December 28, 2023, total remaining unearned compensation related to non-vested stock was $1,732, which will be amortized over the weighted-average remaining service period of 2.9 years.
9. Employee Benefit Plans
The Company has a qualified profit-sharing retirement savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. During fiscal 2023, fiscal 2022 and fiscal 2021, the first 2% of the matching contribution was made with the Company’s common stock. Retirement savings plan expense was $2,179, $2,233 and $1,696 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Employee Benefit Plans (continued)
The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 28, 2023 and December 29, 2022 measurement dates is as follows:

	December 28, 2023	December 29, 2022
Change in benefit obligation:
Benefit obligation at beginning of period	$36,324	$46,827
Service cost	487	1,055
Interest cost	1,811	1,341
Actuarial gain	(656)	(11,368)
Benefits paid	(1,617)	(1,531)
Benefit obligation at end of year	$36,349	$36,324

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(2,060)	$(1,890)
Noncurrent accrued benefit liability (included in Other long-term obligations)	(34,289)	(34,434)
Total	$(36,349)	$(36,324)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$2,004	$2,660
Prior service credit	(196)	(260)
Total	$1,808	$2,400

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021
Net periodic pension cost:
Service cost	$487	$1,055	$1,122
Interest cost	1,811	1,341	1,201
Net amortization of prior service cost and actuarial loss	(64)	1,028	1,311
	$2,234	$3,424	$3,634
The $1,336 loss, net of tax, included in accumulated other comprehensive loss at December 28, 2023, consists of the $1,481 net actuarial loss, net of tax, and the $145 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $1,774 loss, net of tax, included in accumulated other comprehensive loss at December 29, 2022, consists of the $1,966 net actuarial loss, net of tax, and the $192 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Employee Benefit Plans (continued)
The accumulated benefit obligation was $34,788 and $33,719 as of December 28, 2023 and December 29, 2022, respectively.
The pre-tax change in the benefit obligation recognized in other comprehensive loss was as follows:

	Year Ended
	December 28, 2023	December 29, 2022

Net actuarial gain	$(656)	(11,368)
Amortization of the net actuarial loss	—	(1,092)
Amortization of the prior year service credit	64	63
Total	$(592)	(12,397)
The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 28, 2023	December 29, 2022
Discount rate	5.00%	5.05%
Rate of compensation increase	4.00%	4.00%
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021
Discount rate	5.05%	2.85%	2.45%
Rate of compensation increase	4.00%	4.00%	4.00%
Benefit payments expected to be paid subsequent to December 28, 2023, are as follows:

Fiscal Year
2024	$2,111
2025	2,200
2026	2,314
2027	2,313
2028	2,563
Years 2029 – 2033	15,685

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Income Taxes
The components of the net deferred tax liability are as follows:

	December 28, 2023	December 29, 2022
Deferred tax assets
Accrued employee benefits	$13,653	$14,133
Operating lease liabilities	50,601	54,767
Gift card liabilities	6,490	6,575
Net operating loss, disallowed interest & tax credit carryforwards	21,069	28,273
Other	2,378	3,791
Total	94,191	107,539
Less valuation allowance	(11,338)	(12,371)
Deferred tax assets	82,853	95,168

Deferred tax liabilities
Depreciation and amortization	(68,164)	(70,849)
Operating lease assets	(46,924)	(50,886)
Deferred tax liabilities	(115,088)	(121,735)

Net deferred tax liability	$(32,235)	$(26,567)

Amounts recognized in the consolidated balance sheets consist of:
Deferred income taxes - other assets	$—	$—
Deferred income taxes - liabilities	(32,235)	(26,567)
Net amount recognized	$(32,235)	$(26,567)
As of December 29, 2022, the Company had a federal net operating loss carryforward of $19,656, which was fully utilized during fiscal 2023. As of December 28, 2023 and December 29, 2022 the Company had federal tax credit carryforwards of $4,150 and $4,538, respectively.
As of December 28, 2023 and December 29, 2022, the Company has state net operating loss carryforwards of $209,866 and $238,682, respectively, which will expire primarily in the next 12 to 20 years. As of December 29, 2022, the valuation allowance for a portion of the Company’s state net operating loss carryforwards that are not more likely than not to be realized was $12,371. In fiscal 2023, the Company decreased the valuation allowance by $1,033 to $11,338. The amount of the state net operating loss carryforwards considered realizable could be adjusted if, among other factors, estimates of future taxable income during the carryforward periods are reduced or increased.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Income Taxes (continued)
Income tax expense (benefit) consists of the following:

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021
Current:
Federal	$603	$(452)	$13
State	692	556	129
Deferred:
Federal	3,900	(3,222)	(12,629)
State	1,661	10,255	(3,214)
	$6,856	$7,137	$(15,701)
The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, was 31.7%, (147.6)% and 26.6% for fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The Company's effective income tax rate during fiscal 2022 was negatively impacted by a $9,956 increase in the valuation allowance for state net operating loss carryforwards, partially offset by a corresponding increase in the federal benefit on the valuation allowance of $2,598. Excluding the negative impact of the valuation allowance adjustment, the Company’s effect income tax rate during fiscal 2022 was 4.6%. The Company has not included the income tax expense related to the net earnings attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense is attributable to its owners.
A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	December 28, 2023	December 29, 2022	December 30, 2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	11.4	4.3	6.7
Tax credits, net of federal income tax benefit	(5.6)	22.9	1.6
Valuation allowance	(4.8)	(205.9)	(4.1)
Federal income tax benefit on state valuation allowance	1.0	53.7	—
Excess tax benefits on share-based compensation	2.8	(22.1)	(0.6)
Other compensation and benefits	5.4	(15.6)	(0.7)
Meals and entertainment	1.1	(4.1)	(0.4)
Other	(0.6)	(1.8)	3.1
	31.7%	(147.6)%	26.6%
Net income taxes paid in fiscal 2023 were $1,776. Net income taxes refunded in fiscal 2022 and fiscal 2021 were $21,935 and $8,316, respectively. Net income taxes refunded in fiscal 2022 and fiscal 2021 included $22,300 and $7,800, respectively, related to federal net operating loss carrybacks to prior years, as allowed under the provisions of the CARES Act.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Income Taxes (continued)
The Company had no unrecognized tax benefits as of December 28, 2023, December 29, 2022 and December 30, 2021. The Company had no accrued interest or penalties at December 28, 2023 or December 29, 2022. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 28, 2023, $1 of interest expense was recognized in the consolidated statement of earnings (loss), compared to $683 of interest income for the year ended December 29, 2022 and $60 of interest income for the year ended December 30, 2021.
In the fourth quarter of 2021, the Company settled, with no significant change, an examination by the Internal Revenue Service of its fiscal 2019 and 2020 income tax returns. The examination included the previous five fiscal years, to the extent that net operating losses were carried back to those fiscal years under the CARES Act. With certain exceptions, the Company's state income tax returns are no longer subject to examination prior to fiscal 2019. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.
11. Commitments and License Rights
Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $23,233 at December 28, 2023.
License Rights – As of December 28, 2023, the Company had license rights to operate two hotels using the Hilton trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.
12. Joint Venture Transactions
At December 28, 2023 and December 29, 2022, the Company held investments with aggregate carrying values of $1,718 and $2,067, respectively. Investments at December 28, 2023 and December 29, 2022 included one joint venture accounted for under the equity method.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Business Segment Information
The Company evaluates performance and allocates resources based on the operating income (loss) of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Following is a summary of business segment information for fiscal 2023, fiscal 2022 and fiscal 2021:

	Theatres	Hotels/ Resorts	Corporate Items	Total
Fiscal 2023
Revenues	$458,394	$270,835	$346	$729,575
Operating income (loss)	36,176	17,513	(19,763)	33,926
Depreciation and amortization	48,378	18,569	354	67,301
Assets	696,128	280,568	88,407	1,065,103
Capital expenditures and acquisitions	15,131	22,890	753	38,774

Fiscal 2022
Revenues	$407,741	$269,286	$367	$677,394
Operating income (loss)	8,108	18,699	(18,501)	8,306
Depreciation and amortization	47,560	19,160	353	67,073
Assets	750,941	277,990	35,667	1,064,598
Capital expenditures and acquisitions	12,087	24,515	241	36,843

Fiscal 2021
Revenues	$271,248	$186,638	$358	$458,244
Operating loss	(27,559)	5,865	(19,758)	(41,452)
Depreciation and amortization	51,654	20,192	281	72,127
Assets	820,547	305,928	61,886	1,188,361
Capital expenditures and acquisitions	10,299	6,783	—	17,082
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
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

During the thirteen weeks ended December 28, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2024 Annual Meeting of Shareholders scheduled to be held on May 23, 2024 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K.
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

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
3,173,000	$22.69	1,085,339
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

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)Financial Statements.
Unless otherwise indicated, references to “fiscal 2023” refer to the fiscal year ended December 28, 2023; references to “fiscal 2022” refer to the fiscal year ended December 29, 2022; and references to “fiscal 2021” refer to the fiscal year ended December 30, 2021. References to fiscal 2023 and fiscal 2022 year end refer to December 28, 2023 and December 29, 2022, respectively.
The following consolidated financial statements of The Marcus Corporation and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of fiscal 2023 and 2022 year end
•Consolidated Statements of Earnings (Loss) for the 2023, 2022, and 2021 fiscal years
•Consolidated Statements of Comprehensive Income (Loss) for the 2023, 2022, and 2021 fiscal years
•Consolidated Statements of Shareholders’ Equity for the 2023, 2022, and 2021 fiscal years
•Consolidated Statements of Cash Flows for the 2023, 2022, and 2021 fiscal years
•Notes to Consolidated Financial Statements
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

3.1	Restated Articles of Incorporation. [Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended November 13, 1997.]

3.2	By-Laws of The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated February 21, 2024.]

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

4.7
Sixth Amendment to Credit Agreement, dated October 16, 2023, among The Marcus Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2023.]

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

4.13
The Sixth Amendment to Note Purchase Agreement, dated June 27, 2013, dated October 16, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2023.]

4.14	The Marcus Corporation Note Purchase Agreement, dated December 21, 2016. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 22, 2017.]

4.15
The First Amendment to Note Purchase Agreement, dated December 21, 2016, dated April 29, 2020. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 30, 2020.]

4.16
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

4.18
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

4.19
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

4.20
The Sixth Amendment to Note Purchase Agreement, dated December 21, 2016, dated October 16, 2023. [Schedules and exhibits have been omitted and The Marcus Corporation agrees to furnish supplementally to the Securities and Exchange Commission a Copy of any omitted schedules and exhibits upon request.] [Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2023.]

4.21
Indenture, dated September 22, 2020, between The Marcus Corporation and U.S. Bank, N.A., as trustee. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 22, 2020.]

Other than as set forth in Exhibits 4.1 through 4.21, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

4.22	Description of the Registrant’s Securities. [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2019.]

10.1*	The Marcus Corporation Non-Employee Director Compensation Plan. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 10, 2022.]

10.2*	The Marcus Corporation Variable Incentive Plan, as amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2009.]

10.3*	The Marcus Corporation Deferred Compensation Plan. [Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended May 25, 2006.]

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

10.17*	The Marcus Corporation Long-Term Incentive Plan Terms, as Amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 21, 2024.]

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

10.21*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after February 21, 2024 (Employees). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 21, 2024.]

10.22*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement (Special Grant). [Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated February 21, 2024.]

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

10.25*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Performance Share Award Agreement (Executives). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 21, 2024.]

10.26*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Performance Share Award Agreement (Leadership). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 21, 2024.]

10.27*
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Unit Agreement for awards granted after February 21, 2024 (Employees). [Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 21, 2024.]

20.25
Purchase Agreement, dated September 17, 2020, between The Marcus Corporation and J.P. Morgan Securities LLC, as representative of the Initial Purchasers. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 22, 2020.]

10.26	Form of Capped Call Transaction Confirmation. [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 22, 2020.]

10.27	Employee Advisory Services Agreement, dated May 23, 2023, between the Company and Stephen H. Marcus. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2023.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 18, 2020. [Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

21	Our subsidiaries as of December 28, 2023.

22	List of guarantor subsidiaries. [Incorporated by reference to Exhibit 22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020].

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

97	The Marcus Corporation Incentive Compensation Clawback Policy.

99
Proxy Statement for the 2024 Annual Meeting of Shareholders. (The Proxy Statement for the 2024 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101
The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 28, 2023 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

THE MARCUS CORPORATION

Date: February 29, 2024	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Diane Marcus Gershowitz
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Chairman		Diane Marcus Gershowitz, Director

By:	/s/ Chad M. Paris	By:	/s/ Timothy E. Hoeksema
	Chad M Paris, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)		Timothy E. Hoeksema, Director
By:	/s/ Stephen H. Marcus	By:	/s/ Allan H. Selig
	Stephen H. Marcus, Director		Allan H. Selig, Director

By:	/s/ Philip L. Milstein	By:	/s/ Brian J. Stark
	Philip L. Milstein, Director		Brian J. Stark, Director

By:	/s/ Bruce J. Olson	By:	/s/ Austin M. Ramirez
	Bruce J. Olson, Director		Austin M. Ramirez, Director

By:	/s/ Katherine M. Gehl	By:	/s/ Thomas F. Kissinger
	Katherine M. Gehl, Director		Thomas F. Kissinger, Director