Form 10-Q
period 2024-03-28
MARCUS CORP
filed 2024-05-02
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2024

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
COMMON STOCK OUTSTANDING AT APRIL 30, 2024 – 25,170,383
CLASS B COMMON STOCK OUTSTANDING AT APRIL 30, 2024 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 28, 2024	December 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$17,258	$55,589
Restricted cash	3,295	4,249
Accounts receivable, net of reserves of $199 and $115, respectively	13,425	19,703
Assets held for sale	2,980	—
Other current assets	24,589	22,175
Total current assets	61,547	101,716

Property and equipment:
Land and improvements	130,977	131,833
Buildings and improvements	715,849	719,521
Leasehold improvements	166,450	166,245
Furniture, fixtures and equipment	399,117	397,150
Finance lease right-of-use assets	30,106	30,106
Construction in progress	21,703	11,432
Total property and equipment	1,464,202	1,456,287
Less accumulated depreciation and amortization	786,004	774,025
Net property and equipment	678,198	682,262

Operating lease right-of-use assets	173,068	179,788

Other assets:
Investments in joint ventures	5,451	1,718
Goodwill	74,996	74,996
Deferred incomes taxes	728	—
Other	24,147	24,623
Total other assets	105,322	101,337
TOTAL ASSETS	$1,018,135	$1,065,103
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 28, 2024	December 28, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,574	$37,384
Taxes other than income taxes	15,785	18,585
Accrued compensation	12,704	22,598
Other accrued liabilities	56,899	57,685
Current portion of finance lease obligations	2,602	2,579
Current portion of operating lease obligations	14,061	15,290
Current maturities of long-term debt	10,273	10,303
Total current liabilities	141,898	164,424

Finance lease obligations	12,129	12,753

Operating lease obligations	172,985	178,582

Long-term debt	159,506	159,548

Deferred income taxes	25,311	32,235

Other long-term obligations	46,988	46,389

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,237,374 shares at March 28, 2024 and 24,691,548 shares at December 28, 2023	25,237	24,692
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at March 28, 2024 and 7,078,410 shares at December 28, 2023	6,985	7,078
Capital in excess of par	162,638	160,642
Retained earnings	267,524	281,599
Accumulated other comprehensive loss	(1,348)	(1,336)
	461,036	472,675
Less cost of Common Stock in treasury (67,052 shares at March 28, 2024 and 47,916 shares at December 28, 2023)	(1,718)	(1,503)
Total shareholders’ equity	459,318	471,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,018,135	$1,065,103
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended
	March 28, 2024	March 30, 2023
Revenues:
Theatre admissions	$40,596	$47,635
Rooms	18,213	17,857
Theatre concessions	34,695	42,375
Food and beverage	16,163	15,193
Other revenues	19,702	19,688
	129,369	142,748
Cost reimbursements	9,178	9,528
Total revenues	138,547	152,276

Costs and expenses:
Theatre operations	44,985	51,069
Rooms	9,411	9,278
Theatre concessions	14,886	15,730
Food and beverage	13,863	13,568
Advertising and marketing	5,301	5,065
Administrative	21,402	19,851
Depreciation and amortization	16,015	15,876
Rent	6,347	6,493
Property taxes	3,931	4,757
Other operating expenses	9,870	9,651
Loss on disposition of property, equipment and other assets	23	398
Reimbursed costs	9,178	9,528
Total costs and expenses	155,212	161,264

Operating loss	(16,665)	(8,988)

Other income (expense):
Investment income	692	260
Interest expense	(2,534)	(3,008)
Other income (expense)	(341)	(401)
Equity losses from unconsolidated joint ventures	(387)	(171)
	(2,570)	(3,320)

Loss before income taxes	(19,235)	(12,308)
Income tax benefit	(7,369)	(2,842)
Net loss	$(11,866)	$(9,466)

Net loss per share - basic:
Common Stock	$(0.38)	$(0.31)
Class B Common Stock	$(0.34)	$(0.28)

Net loss per share - diluted:
Common Stock	$(0.38)	$(0.31)
Class B Common Stock	$(0.34)	$(0.28)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended
	March 28, 2024	March 30, 2023

Net loss	$(11,866)	$(9,466)
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $4 and $5, respectively	(12)	(11)
Fair market value adjustment of interest rate swap, net of tax benefit of $0 and $8, respectively	—	(22)
Reclassification adjustment on interest rate swap included in interest expense, net of tax benefit of $0 and $20, respectively	—	(58)
Other comprehensive loss	(12)	(91)
Comprehensive loss	$(11,878)	$(9,557)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	13 Weeks Ended
	March 28, 2024	March 30, 2023

OPERATING ACTIVITIES:
Net loss	$(11,866)	$(9,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on investments in joint ventures	387	171
Loss on disposition of property, equipment and other assets	23	398
Depreciation and amortization	16,015	15,876
Amortization of debt issuance costs	352	367
Share-based compensation	2,514	2,172
Deferred income taxes	(7,647)	(3,117)
Other long-term obligations	1,037	771
Contribution of the Company’s stock to savings and profit-sharing plan	—	1,259
Changes in operating assets and liabilities:
Accounts receivable	6,277	1,910
Other assets	(1,485)	(2,130)
Operating leases	(106)	(285)
Accounts payable	(7,330)	(2,501)
Income taxes	223	265
Taxes other than income taxes	(2,800)	(1,665)
Accrued compensation	(9,894)	(9,891)
Other accrued liabilities	(798)	(1,868)
Total adjustments	(3,232)	1,732
Net cash used in operating activities	(15,098)	(7,734)

INVESTING ACTIVITIES:
Capital expenditures	(15,440)	(8,921)
Proceeds from disposals of property, equipment and other assets	8	—
Capital contribution in joint venture	(5,620)	—
Subscription and sale of joint venture interests	1,500	—
Proceeds from sale of trading securities	7	9
Purchase of trading securities	(1,148)	(514)
Other investing activities	(65)	(105)
Net cash used in investing activities	(20,758)	(9,531)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	5,000	29,000
Repayment of borrowings on revolving credit facility	(5,000)	(20,000)
Principal payments on long-term debt	(338)	(431)
Debt issuance costs	—	(50)
Principal payments on finance lease obligations	(601)	(556)
Equity transactions:
Treasury stock transactions, except for stock options	(281)	(292)
Exercise of stock options	—	2
Dividends paid	(2,209)	(1,548)
Distributions to noncontrolling interest	—	(550)
Net cash provided by (used in) financing activities	(3,429)	5,575
Net decrease in cash, cash equivalents and restricted cash	(39,285)	(11,690)
Cash, cash equivalents and restricted cash at beginning of period	59,838	24,506
Cash, cash equivalents and restricted cash at end of period	$20,553	$12,816

Supplemental Information:
Interest paid, net of amounts capitalized	$5,137	$4,356
Income taxes paid, including interest earned	54	11
Change in accounts payable for additions to property, equipment and other assets	(480)	(588)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2024
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 weeks ended March 28, 2024 and March 30, 2023 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 28, 2024, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2023.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 28, 2023, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $16,014 and $15,868 for the 13 weeks ended March 28, 2024, and March 30, 2023, respectively.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of March 28, 2024, assets held for sale consisted of one closed theatre that was sold subsequent to March 28, 2024.
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
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 13 weeks ended March 28, 2024 or March 30, 2023.
Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units, performance stock units and convertible debt instruments using the if-converted method. Convertible Class B Common Stock and convertible debt instruments are reflected on an if-converted basis when dilutive to Common Stock. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock in periods that have net earnings since it would be dilutive to Common Stock earnings per share, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.
Holders of Common Stock are entitled to cash dividends per share equal to 110% of all dividends declared and paid on each share of Class B Common Stock. As such, the undistributed earnings (losses) for each period are allocated based on the proportionate share of entitled cash dividends.

The following table illustrates the computation of Common Stock basic and diluted net loss per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	13 Weeks Ended
	March 28, 2024	March 30, 2023

Net loss per share - basic:
Common Stock	$(0.38)	$(0.31)
Class B Common Stock	$(0.34)	$(0.28)
Net loss per share - diluted:
Common Stock	$(0.38)	$(0.31)
Class B Common Stock	$(0.34)	$(0.28)

Numerator:
Net loss	$(11,866)	$(9,466)

Denominator (in thousands):
Basic and diluted weighted-average shares outstanding	31,892	31,572

Weighted-average number of anti-dilutive shares excluded from denominator:
Employee stock options	2,973,626	3,081,729
Restricted stock units	49,505	—
Performance stock units	143,305	—
Convertible senior notes	9,331,461	9,170,800
Total	12,497,897	12,252,529
For the periods when the Company reports a net loss, common stock equivalents, restricted stock units, performance stock units, and shares related to the convertible senior notes are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect. Performance stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Shares related to the convertible senior notes are excluded from the computation of diluted earnings per share in periods when the effect would have been anti-dilutive using the if-converted method.
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 13 weeks ended March 28, 2024 and March 30, 2023 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 28, 2023	$24,692	$7,078	$160,642	$281,599	$(1,336)	$(1,503)	$471,172
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(449)	—	—	(449)
$0.07 per share Common Stock	—	—	—	(1,760)	—	—	(1,760)
Purchase of treasury stock	—	—	—	—	—	(301)	(301)
Reissuance of treasury stock	—	—	(3)	—	—	23	20
Issuance of non-vested stock	452	—	(515)	—	—	63	—
Shared-based compensation	—	—	2,514	—	—	—	2,514
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—
Comprehensive loss	—	—	—	(11,866)	(12)	—	(11,878)
BALANCES AT MARCH 28, 2024	$25,237	$6,985	$162,638	$267,524	$(1,348)	$(1,718)	$459,318

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Exercise of stock options	—	—	(1)	—	—	3	2	—	2
Purchase of treasury stock	—	—	—	—	—	(313)	(313)	—	(313)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(3)	—	—	24	21	—	21
Issuance of non-vested stock	82	—	(143)	—	—	61	—	—	—
Shared-based compensation	—	—	2,172	—	—	—	2,172	—	2,172
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(550)	(550)
Comprehensive loss	—	—	—	(9,466)	(91)	—	(9,557)	—	(9,557)
BALANCES AT MARCH 30, 2023	$24,692	$7,078	$157,000	$263,239	$(1,785)	$(2,091)	$448,133	$274	$448,407

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	March 28, 2024	December 28, 2023

Net unrecognized actuarial loss for pension obligation	$(1,348)	$(1,336)
	$(1,348)	$(1,336)

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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 28, 2024 and December 28, 2023, the Company’s $6,821 and $5,364 respectively, of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 28, 2023, the Company’s $37,018 of investments in money market funds were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of March 28, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of March 28, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $70,000 of senior notes, valued using Level 2 pricing inputs, is approximately $66,833 at March 28, 2024, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $100,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $144,371 at March 28, 2024, determined based on market rates and the closing trading price of the convertible senior notes as of March 28, 2024. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended
	March 28, 2024	March 30, 2023

Service cost	$62	$122
Interest cost	444	453
Net amortization of prior service cost and actuarial loss	(16)	(16)
Net periodic pension cost	$490	$559
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.
Revenue Recognition – The disaggregation of revenues by business segment for the 13 weeks ended March 28, 2024 is as follows:

	13 Weeks Ended March 28, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$40,596	$—	$—	$40,596
Rooms	—	18,213	—	18,213
Theatre concessions	34,695	—	—	34,695
Food and beverage	—	16,163	—	16,163
Other revenues(1)	5,979	13,643	80	19,702
Cost reimbursements	—	9,178	—	9,178
Total revenues	$81,270	$57,197	$80	$138,547

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 weeks ended March 30, 2023 is as follows:

	13 Weeks Ended March 30, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$47,635	$—	$—	$47,635
Rooms	—	17,857	—	17,857
Theatre concessions	42,375	—	—	42,375
Food and beverage	—	15,193	—	15,193
Other revenues(1)	6,366	13,233	89	19,688
Cost reimbursements	—	9,528	—	9,528
Total revenues	$96,376	$55,811	$89	$152,276
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $36,320 and $38,034 as of March 28, 2024 and December 28, 2023, respectively. The Company had no contract assets as of March 28, 2024 and December 28, 2023. During the 13 weeks ended March 28, 2024, the Company recognized revenue of $7,548 that was included in deferred revenues as of December 28, 2023. During the 13 weeks ended March 30, 2023, the Company recognized revenue of $6,276 that was included in deferred revenues as of December 29, 2022. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of March 28, 2024, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $2,031 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of March 28, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $16,055 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of March 28, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,282 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
New Accounting Pronouncements - In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures (ASU No. 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. ASU No 2023-07 will be effective for the Company’s fiscal year ending December 26, 2024, and the Company’s interim periods beginning in fiscal 2025. The Company is evaluating the effect that the guidance will have on its consolidated financial statement disclosures.
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
2. Long-Term Debt
Long-term debt is summarized as follows:

	March 28, 2024	December 28, 2023

Senior notes	$70,000	$70,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	418	528
Convertible senior notes	100,050	100,050
Payroll Protection Program loans	1,004	1,233
Revolving credit agreement	—	—
Debt issuance costs	(1,693)	(1,960)
Total debt, net of debt issuance costs	169,779	169,851
Less current maturities, net of issuance costs	10,273	10,303
Long-term debt	$159,506	$159,548
Credit Agreement
As of March 28, 2024, the Company has a five year Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At March 28, 2024, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), effectively 9.05% at March 28, 2024. Availability under the $225,000 revolving credit facility was $220,185 as of March 28, 2024 after taking into consideration outstanding letters of credit that reduce revolver availability.
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) the term SOFR, plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon the Company’s net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon the Company’s net leverage ratio as of the most recent determination date. The revolving credit facility also requires an annual facility fee equal to 0.175% to 0.275% of the total revolving commitments depending on the Company’s consolidated net leverage ratio.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2024
(in thousands, except share and per share data)

The Credit Agreement includes, among other restrictions and covenants applicable to the Company, a requirement that the Company’s consolidated net leverage ratio not exceed 3.50:1.00, provided that, with some limitations, such ratio may be increased to 4.00:1:00 for the full fiscal quarter in which a material acquisition (in which aggregate consideration equals or exceeds $30,000) is consummated and the three fiscal quarters immediately thereafter, and a requirement that the Company’s interest coverage ratio at the end of any fiscal quarter not be less than 3.00:1.00.
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
Note Purchase Agreements
At March 28, 2024 and December 28, 2023, the Company’s $70,000 of senior notes consist of two Note Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.
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
Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At March 28, 2024, the applicable conversion rate is 93.2680 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an applicable conversion price of approximately $10.72 per share of Common Stock). If the Company undergoes certain

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2024
(in thousands, except share and per share data)

fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
Since the Company’s fiscal 2021 second quarter through the Company’s fiscal 2024 second quarter, the Company’s Convertible Notes were (are) eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period. No Convertible Notes have been converted to date and the Company does not expect any to be converted within the next 12 months.
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers (as defined in the Convertible Notes purchase agreement) of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At March 28, 2024, the adjusted cap price is approximately $17.51 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
3. Leases
The Company determines if an arrangement is a lease at inception. The Company evaluates each lease for classification as either a finance lease or an operating lease according to Accounting Standards Codification No. 842, Leases. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. The Company leases real estate and equipment with lease terms of one year to 45 years, some of which include options to extend and/or terminate the lease.
The majority of the Company’s lease agreements include fixed rental payments. For those leases with variable payments based on increases in an index subsequent to lease commencement, such payments are recognized as variable lease expense

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2024
(in thousands, except share and per share data)

as they occur. Variable lease payments that do not depend on an index or rate, including those that depend on the Company’s performance or use of the underlying asset, are also expensed as incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
Total lease cost consists of the following:

		13 Weeks Ended
Lease Cost	Classification	March 28, 2024	March 30, 2023

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$615	$691
Interest on lease liabilities	Interest expense	175	198
		$790	$889
Operating lease costs:
Operating lease costs	Rent expense	$5,985	$6,044
Variable lease cost	Rent expense	312	416
Short-term lease cost	Rent expense	50	33
		$6,347	$6,493
Additional information related to leases is as follows:

	13 Weeks Ended
Other Information	March 28, 2024	March 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$601	$556
Operating cash flows from finance leases	175	198
Operating cash flows from operating leases	6,282	6,430

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	—	—
Operating lease liabilities	—	—

	March 28, 2024	December 28, 2023

Finance leases:
Property and equipment – gross	$30,106	$30,106
Accumulated depreciation and amortization	(18,571)	(17,956)
Property and equipment - net	$11,535	$12,150

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2024
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	March 28, 2024	December 28, 2023
Weighted-average remaining lease terms:
Finance leases	6 years	7 years
Operating leases	11 years	12 years

Weighted-average discount rates:
Finance leases	4.64%	4.62%
Operating leases	4.67%	4.52%
Deferred rent payments of approximately $647 for the Company’s operating leases have been included in the total operating lease obligations as of March 28, 2024, of which approximately $197 is included in long-term operating lease obligations.
4. Share Based Compensation
During the 13 weeks ended March 28, 2024, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates.

Restricted Stock and Restricted Stock Units
During the 13 weeks ended March 28, 2024, the Company granted (i) an annual award of restricted stock and RSUs with a vesting period of 50% after two years and 100% after three years, and (ii) a special long-term incentive and retention award of restricted stock to certain executives with a vesting period of 100% after four years, or upon retirement after three years. Restricted stock awards are issued and outstanding common stock at the time of the grant and become unrestricted upon the vesting date. RSU awards are payable in common stock upon vesting. The Company expenses the cost of restricted stock and RSU awards over the vesting period based on the fair value of the award at the date of grant.

Performance Stock Units
During the 13 weeks ended March 28, 2024, the Company granted PSUs with vesting subject to the Company’s achievement of performance goals expressed in terms of (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, growth rate ranking relative to the Russell 2000 Index with respect to 25% of the total number of performance stock unit awards, and (ii) the Company’s average return on invested capital, or ROIC, ranking relative to the Russell 2000 Index with respect to 75% of the total number of performance stock unit awards. For grants awarded in fiscal 2024, the PSU performance goals relate to the three-year performance period from fiscal 2024-2026. PSUs are payable at the end of their respective performance period in common stock, and the number of PSUs awarded can range from zero to 150% depending on the Company’s achievement of the relative performance metrics. The Company expenses the cost of PSUs based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratable over the performance period of three fiscal years.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2024
(in thousands, except share and per share data)

A summary of the Company’s stock option, restricted stock and RSU and PSU activity and related information follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands):

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 28, 2023	3,173	$22.69	238	$17.41	—	$—
Granted	—	—	501	14.84	143	14.84
Exercised (1)	—	—	—	—	—	—
Vested (2)	—	—	(47)	21.37	—	—
Forfeited	(7)	23.16	—	—	—	—
March 28, 2024	3,166	$22.69	692	$15.28	143	$14.84
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $2,514 and $2,172 during the 13 weeks ended March 28, 2024 and March 30, 2023, respectively. As of March 28, 2024, total unrecognized share-based compensation expense related to stock options was $3,385, which will be amortized to expense over the weighted-average remaining life of 2.3 years. As of March 28, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $9,736 which will be amortized over the weighted-average remaining service period of 3.2 years.
At March 28, 2024, there were 420,766 shares available for grants of additional stock options, restricted stock, RSUs, PSUs and other types of equity awards under the current plan.
5. Income Taxes
The Company’s effective income tax rate for the 13 weeks ended March 28, 2024 and March 30, 2023 was 38.3% and 23.1%, respectively. The fiscal 2024 first quarter effective income tax rate was negatively impacted by excess compensation subject to deduction limitations. The fiscal 2023 first quarter effective income tax rate was favorably impacted by a decrease in valuation allowances related to deferred tax assets for state net operating loss carryforwards.
6. Joint Venture Transactions
In March 2024, the Company formed a joint venture with Hempel Real Estate (“Hempel”) and Robinson Park (“RP”) to acquire the Loews Minneapolis Hotel, a 251 guest room and suite full-service lifestyle hotel located in downtown Minneapolis, Minnesota. The acquired hotel was rebranded as The Lofton Hotel (“Lofton”) under the Tapestry Collection by Hilton flag. The Company invested $5,620 for a 33.3% equity interest in the Lofton joint venture and entered into a management agreement for the hotel. Subsequent to its initial investment in the joint venture, the Company sold an 8.6% interest to a minority investor for $1,500, reducing its equity interest in the Lofton joint venture to 24.7%. The Company accounts for its investment in the Lofton joint venture on the equity method.
A wholly-owned subsidiary of the Lofton joint venture entity, as the borrower, financed the acquisition of and future improvements to the hotel with a mortgage loan. In connection with this mortgage loan, the Company provided an environmental indemnity and a several payment guaranty that provides that the lender can recover losses from the Company, a principal in Hempel, and a principal in RP for certain events of default of the borrower up to $6.2 million for the Company. Under the terms of a cross-indemnity agreement among the guarantors, the other two guarantors have fully indemnified the Company under the guarantees for any losses in excess of its proportionate liability under the several payment guaranty and environmental indemnity.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED MARCH 28, 2024
(in thousands, except share and per share data)

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
Following is a summary of business segment information for the 13 weeks ended March 28, 2024 and March 30, 2023:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
March 28, 2024
Revenues	$81,270	$57,197	$80	$138,547
Operating loss	(5,739)	(5,162)	(5,764)	(16,665)
Depreciation and amortization	11,033	4,864	118	16,015

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
March 30, 2023
Revenues	$96,376	$55,811	$89	$152,276
Operating income (loss)	1,519	(5,032)	(5,475)	(8,988)
Depreciation and amortization	11,488	4,301	87	15,876

THE MARCUS CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and the accompanying annual report to shareholders, particularly in the Shareholders’ Letter and Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects future pandemics may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (including disruptions in the production of films due to events such as a strike by actors, writers or directors or future pandemics); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics; and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
RESULTS OF OPERATIONS
General
We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2024 is a 52-week year beginning on December 29, 2023 and ending on December 26, 2024. Fiscal 2023 was a 52-week year that began on December 30, 2022 and ended on December 28, 2023.
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The first quarter of fiscal 2024 consisted of the 13-week period beginning on December 29, 2023 and ended on March 28, 2024. The first quarter of fiscal 2023 consisted of the 13-week period beginning December 30, 2022 and ended on March 30, 2023. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.

Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the first quarter of fiscal 2024 and fiscal 2023 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2024	F2023	Amt.	Pct.
Revenues	$138.5	$152.3	$(13.7)	(9.0)%
Operating loss	(16.7)	(9.0)	(7.7)	(85.4)%
Other income (expense)	(2.6)	(3.3)	0.8	22.6%
Net loss	$(11.9)	$(9.5)	$(2.4)	(25.4)%
Net loss per common share - diluted	$(0.38)	$(0.31)	$(0.07)	(22.6)%
Revenues decreased and operating loss, net loss and net loss per diluted common share increased during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The decline in our overall operating results was primarily due to a decrease in revenues and operating income from our theatre division during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Revenues from our hotels and resorts division increased during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, while operating loss increased primarily due to an increase in depreciation expense during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Our first quarter is typically the seasonally weakest quarter of our fiscal year due to the traditionally reduced level of winter travel at our predominantly Midwestern portfolio of owned hotels. Our first quarter also often has fewer blockbuster films released by studios compared to the other quarters of our fiscal year.
Net loss during the first quarter of fiscal 2024 was favorably impacted by decreased interest expense compared to the first quarter of fiscal 2023 and increased investment income during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
We recognized investment income of $0.7 million during the first quarter of fiscal 2024 compared to $0.3 million during the first quarter of fiscal 2023. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $2.5 million for the first quarter of fiscal 2024 compared to $3.0 million for the first quarter of fiscal 2023. The decrease in interest expense in fiscal 2024 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported an income tax benefit for the first quarter of fiscal 2024 of $7.4 million compared to an income tax benefit of $2.8 million during the first quarter of fiscal 2023. Our fiscal 2024 first quarter effective income tax rate was 38.3%, and was negatively impacted by excess compensation subject to deduction limitations. Our fiscal 2023 first quarter effective income tax rate was 23.1%, and was favorably impacted by a decrease in valuation allowances related to deferred tax assets for state net operating loss carryforwards. We anticipate that our effective income tax rate for fiscal 2024 may be in the 36-38% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2024 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres
The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the first quarter of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2024	F2023	Amt.	Pct.
Revenues	$81.3	$96.4	$(15.1)	(15.7)%
Operating income (loss)	(5.7)	1.5	(7.3)	(477.8)%
Operating margin (% of revenues)	(7.1)%	1.6%
Our theatre division revenues and operating income decreased with weaker performances from films carrying over from the holiday season into the first quarter of fiscal 2024, compared to the first quarter of fiscal 2023 which benefited from a strong carryover performance from Avatar: The Way of Water. In addition, the film slate in the first quarter of fiscal 2024 was negatively impacted by the content supply chain disruption from the shutdown of movie production during the WGA and SAG-AFTRA labor strikes in 2023, which contributed to a weaker slate of available films compared to the first quarter of fiscal 2023. Our operating income during the first quarter of fiscal 2024 decreased compared to the first quarter of fiscal 2023 as a result of decreased theatre attendance.
The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2024	F2023	Amt.	Pct.
Admission revenues	$40.6	$47.6	$(7.0)	(14.8)%
Concession revenues	34.7	42.4	(7.7)	(18.1)%
Other revenues	6.0	6.4	(0.4)	(6.1)%
Total revenues	81.3	96.4	(15.1)	(15.7)%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2024 first quarter results, U.S. box office receipts decreased 9.0% during our fiscal 2024 first quarter compared to the same comparable weeks in fiscal 2023, indicating that our decrease in admission revenues for comparable theatres (excluding theatres closed during the past year) during the first quarter of fiscal 2024 of 13.8% underperformed the industry by 4.8 percentage points. We believe our underperformance during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 is attributable to an unfavorable film mix during the first quarter of fiscal 2024 that was more appealing to audiences in other parts of the U.S. than in our Midwestern markets, compared to a favorable film mix during the first quarter of fiscal 2023 that included Avatar: The Way of Water, which played well in our Midwestern markets. In addition, the top performing film in the first quarter of fiscal 2024 (Dune: Part Two) significantly outperformed on IMAX screens, which represent only approximately 2% of our premium large format screens, resulting in IMAX screens taking market share from our UltraScreen and SuperScreen premium large format screens in certain markets.
Additional data received and compiled by us from Comscore indicates our admission revenues during the first quarter of fiscal 2024 represented approximately 3.0% of the total admission revenues in the U.S. during the periods (commonly referred to as market share in our industry). Our goal is to continue our historical long-term pattern of outperforming the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres decreased 17.5% during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, which was primarily attributable to a weaker film slate and lower box office performance from the top film during the first quarter of fiscal 2024 (Dune: Part Two) versus the top film last fiscal year during the first quarter (Avatar: The Way of Water). During the first quarter of fiscal 2024 there were 24 wide-release films (films showed in over approximately 1,500 theatres in the U.S.) compared to 23 wide-release films during the first quarter of fiscal 2023.

While the number of wide-release films during the first quarter of fiscal 2024 was similar compared to the prior fiscal year period, the average opening weekend U.S. box office gross per wide release was approximately 25% lower, reflecting a weaker film slate with fewer significant franchises and a generally lower quality of product.
Our highest grossing films during the fiscal 2024 first quarter included Dune: Part Two, Kung Fu Panda 4, Wonka, Bob Marley: One Love, and Migration. Our top five films during our fiscal 2024 first quarter accounted for 41% of our total box office results, compared to 49% (including event cinema) for the top five films during the first quarter of fiscal 2023, both expressed as a percentage of the total admission revenues for the relevant period. A decreased concentration of blockbuster films during a given quarter often has the effect of lowering our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a less concentrated film slate, our overall film cost as a percentage of admission revenues decreased during the first quarter of fiscal 2024 compared to the same period in the prior fiscal year.
Our average ticket price increased 4.9% during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, and was favorably impacted by general admission ticket price increases that we implemented during the first quarter of fiscal 2023 in response to increases in labor and supply costs, pricing changes to our Value Tuesday promotion that were implemented during the last week of the first quarter of fiscal 2023, and an increase in the percentage of our weekly attendance on days other than Value Tuesday. Our average ticket price was negatively impacted by a lower percentage of ticket sales for 3D films during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The overall increase in average ticket price favorably impacted our admission revenues of our comparable theatres by $1.8 million during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
Our average concession revenues per person increased by 0.8% during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023, respectively, primarily due to inflationary increases in concessions prices in response to increases in food and labor costs and due to the net positive impact of changes to our Value Tuesday promotion. The increase in concession pricing was partially offset by a decrease in the number of concession items purchased per customer, which we believe is attributable to an unfavorable film mix during the first quarter of fiscal 2024 that included fewer large blockbuster films that tend to result in more concession sales per customer. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $0.1 million during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023.
Other revenues during the first quarter of fiscal 2024 decreased by $0.4 million compared to the first quarter of fiscal 2023. The decline was primarily due to the impact of decreased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue.
The quantity of films available for theatrical exhibition, including wide-release films, was negatively impacted during fiscal 2024 by the shutdown of movie production resulting from the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. While the labor strikes were resolved in the fourth quarter of fiscal 2023 with film production resuming thereafter, we expect the quantity of new film releases available for theatrical exhibition during fiscal 2024 to be negatively impacted by the prolonged shutdown of movie production resulting in several film release dates shifting to fiscal 2025. While lead times for movie production to theatrical release are lengthy, based upon projected film and alternate content availability, we currently estimate that we may once again show an increased number of films and alternate content events on our screens during fiscal 2025 compared to fiscal 2024, but we expect the number of wide-release films shown during fiscal 2024 to decrease compared to fiscal 2023.
We ended the first quarter of fiscal 2024 with a total of 993 company-owned screens in 79 theatres, compared to 1,053 company-owned screens in 84 theatres at the end of the first quarter of fiscal 2023. We made decisions to close several underperforming theatres during fiscal 2023, including one of our owned theatres in the first quarter of fiscal 2023, two owned theatres in the second quarter of fiscal 2023, and two owned theatres and one leased theatre in the third quarter of fiscal 2023.

Hotels and Resorts
The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2024	F2023	Amt.	Pct.
Revenues	$57.2	$55.8	$1.4	2.5%
Operating loss	(5.2)	(5.0)	(0.1)	(2.6)%
Operating margin (% of revenues)	(9.0)%	(9.0)%
Hotels and resorts revenues increased 2.5% during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Our hotels and resorts division operating loss during the first quarter of fiscal 2024 increased compared to the first quarter of fiscal 2023 primarily due to an increase in depreciation expense from hotel renovations placed in service during fiscal 2023, offsetting the incremental profit on higher revenues.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2024	F2023	Amt.	Pct.
Room revenues	$18.2	$17.9	$0.4	2.0%
Food/beverage revenues	16.2	15.2	1.0	6.4%
Other revenues	13.6	13.2	0.4	3.1%
Total revenues before cost reimbursements	48.0	46.3	1.7	3.8%
Cost reimbursements	9.2	9.5	(0.4)	(3.7)%
Total revenues	$57.2	$55.8	$1.4	2.5%
Division total revenues before cost reimbursements increased $1.7 million, or 3.8%, during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 due to growth in food and beverage revenues and increased occupancy at four of our seven owned hotels.
The following table sets forth certain operating statistics for the first quarter of fiscal 2024 and fiscal 2023, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	First Quarter
			Variance
	F2024	F2023	Amt.	Pct.
Occupancy pct.	53.7%	50.8%	2.9 pts	5.6%
ADR	$150.11	$155.35	$(5.24)	(3.4)%
RevPAR	$80.57	$78.95	$1.62	2.1%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at three of our seven comparable company-owned properties during the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. Group demand continued to grow during the fiscal 2024 first quarter, with weekday growth increasing group business as a percentage of our overall business mix. During the first quarter of fiscal 2024, our group business represented approximately 34.5% of our total rooms revenue, compared to approximately 28.9% during the first quarter of fiscal 2023. An increase in group business as a percentage of our overall business mix generally increases overall occupancy while negatively impacting ADR. Non-group pricing generally decreased in some of our major markets during the first quarter of fiscal 2024, due to generally lower transient travel demand and due to a shift in pricing strategy as we optimized pricing to drive higher occupancy and overall RevPAR through lower daily rate offerings.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2024 first quarter results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 2.0% during our fiscal 2024 first quarter compared to the same period during fiscal 2023, leading us to believe we slightly outperformed the industry during the fiscal 2024 first quarter by approximately 0.1 percentage points.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 0.1% during our first quarter, again compared to the same period in fiscal 2023. Therefore, we believe we outperformed our competitive sets during the first quarter of fiscal 2024 by approximately 2.0 percentage points. We believe our outperformance to our competitive sets during the first quarter of fiscal 2024 results primarily from our strong performance in the group customer segment as well as improved revenue management and rate optimization resulting in higher occupancy growth compared to the competitive sets.
Looking to future periods, overall occupancy in the U.S. is expected to continue to slowly increase. In the near term, we expect leisure travel demand to normalize and we expect our group business to remain strong. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily midwestern markets. We expect gradual increases in business travel as corporate training events, meetings, and conferences return and office occupancy increases. As of the date of this report, our group room revenue bookings for the remainder of fiscal 2024 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 11% ahead of where we were at the same time last year, excluding bookings related to the July 2024 Republican National Convention in Milwaukee. Group room revenue bookings for fiscal 2025 is running over 60% ahead of where we were at the same time in fiscal 2023 for fiscal 2024. Banquet and catering revenue pace for fiscal 2024 and fiscal 2025 is similarly running ahead of where we were at this same time last year. We are encouraged by continuing positive trends in group bookings for the remainder of fiscal 2024, fiscal 2025 and beyond.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the first quarter of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2024	F2023	Amt.	Pct.
Theatres	$6.2	$13.8	$(7.6)	(55.4)%
Hotels and resorts	—	(0.4)	0.4	97.3%
Corporate items	(3.9)	(3.9)	0.1	2.1%
Total Adjusted EBITDA	$2.3	$9.5	$(7.2)	(75.8)%

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	First Quarter
	F2024	F2023
Net earnings (loss)	$(11.9)	$(9.5)
Add (deduct):
Investment (income) loss	(0.7)	(0.3)
Interest expense	2.5	3.0
Other (income) expense	0.3	0.4
Loss (gain) on disposition of property, equipment and other assets	—	0.4
Equity (earnings) losses from unconsolidated joint ventures	0.4	0.2
Income tax expense (benefit)	(7.4)	(2.8)
Depreciation and amortization	16.0	15.9
Share-based compensation expenses (1)	2.5	2.2
Insured losses (2)	0.4	—
Total Adjusted EBITDA	$2.3	$9.5
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	First Quarter, F2024
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$(5.7)	$(5.2)	$(5.8)	$(16.7)
Depreciation and amortization	11.0	4.9	0.1	16.0
Loss (gain) on disposition of property, equipment and other assets	—	—	—	—
Share-based compensation (1)	0.4	0.3	1.8	2.5
Insured losses (2)	0.4	—	—	0.4
Total Adjusted EBITDA	$6.2	$—	$(3.9)	$2.3

	First Quarter, F2023
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$1.5	$(5.0)	$(5.5)	$(9.0)
Depreciation and amortization	11.5	4.3	0.1	15.9
Loss (gain) on disposition of property, equipment and other assets	0.3	0.1	—	0.4
Share-based compensation (1)	0.5	0.2	1.5	2.2
Total Adjusted EBITDA	$13.8	$(0.4)	$(3.9)	$9.5
(1)Non-cash expense related to share-based compensation programs.
(2)Repair costs related to insured property damage at one theatre location that are non-operating in nature.
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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 88-year history and our financial position remains strong. As of March 28, 2024, we had a cash balance of approximately $17.3 million, $220.2 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.27, and our net leverage ratio was 1.65x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we are positioned to have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	March 28, 2024	December 28, 2023
Long-term debt (GAAP measure) (1)	$169.8	$169.9
Finance lease obligations (GAAP measure) (2)	14.7	15.3
Less: Cash and cash equivalents	(17.3)	(55.6)
Net Debt	$167.3	$129.6

Net Debt	$167.3	$129.6
LTM Adjusted EBITDA	101.6	108.7
Net Leverage (Net Debt to Adjusted EBITDA)	1.65x	1.19x

(1)Represents total long-term debt, including the current portion of long-term debt.
(2)Represents total finance lease obligations, including the current portion of finance lease obligations.

We believe Net Leverage is a useful measure, as it provides management and investors an indication of our indebtedness less unrestricted cash relative to our earnings performance.

We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.
Financial Condition
Net cash used in operating activities totaled $15.1 million during the first quarter of fiscal 2024, compared to net cash used in operating activities of $7.7 million during the first quarter of fiscal 2023. The $7.4 million increase in net cash used in operating activities was primarily due to a $2.4 million decrease in net earnings, a $4.5 million increase in deferred tax benefits, a $1.3 million increase in cash matching contributions to the company’s retirement savings and profit-sharing plan, partially reduced by an increase in non-cash share-based compensation expense.
Net cash used in investing activities during the first quarter of fiscal 2024 totaled $20.8 million, compared to net cash used in investing activities of $9.5 million during the first quarter of fiscal 2023. The increase in net cash used in investing activities of $11.2 million was the result of an increase of $6.5 million in capital expenditures, a $5.6 million purchase of joint venture interests in The Lofton Hotel, and an increase in cash used in the purchase of trading securities and other investing activities, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $15.4 million during the first quarter of fiscal 2024 compared to $8.9 million during the first quarter of fiscal 2023.
Fiscal 2024 first quarter cash capital expenditures included approximately $2.8 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2024 of approximately $12.3 million, including costs related to guest room renovations at The Pfister Hotel, meeting space renovations at the Grand Geneva Resort and Spa and normal maintenance capital projects.
Net cash used in financing activities during the first quarter of fiscal 2024 totaled $3.4 million compared to net cash provided by financing activities of $5.6 million during the first quarter of fiscal 2023. During the first quarter of fiscal 2024, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $5.0 million of new short-term revolving credit facility borrowings, and we made $5.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2024 (net zero borrowings on our credit facility). We ended the first quarter of fiscal 2024 with no outstanding borrowings under our revolving credit facility. During the first quarter of fiscal 2023, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $29.0 million of new short-term revolving credit facility borrowings, and we made $20.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2023 (net $9.0 million of borrowings on our credit facility).
Principal payments on long-term debt were approximately $0.3 million during the first quarter of fiscal 2024 compared to payments of $0.4 million during the first quarter of fiscal 2023. Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.27 at March 28, 2024, compared to 0.26 at December 28, 2023.
During the first quarter of fiscal 2024 and the first quarter of fiscal 2023, we did not repurchase any shares of our common stock in the open market. As of March 28, 2024, approximately 2.4 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first quarter of fiscal 2024 were $2.2 million. Dividends paid during the first quarter of fiscal 2023 were $1.5 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 28, 2023. There have been no material changes to the summary provided in that report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have not experienced any material changes in our market risk exposures since December 28, 2023.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 29 - February 1	—	$—	—	2,428,138
February 2 - February 29	20,537	14.67	20,537	2,407,601
March 1 - March 28	—	—	—	2,407,601
Total	20,537	$14.67	20,537	2,407,601
(1)Through March 28, 2024, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 28, 2024, we had repurchased approximately 9.3 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the first quarter of 2024 were purchased in connection with the vesting of grants of restricted stock in which we repurchased shares from the stockholders whose restricted shares vested in order to cover such stockholders’ related withholding taxes.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the thirteen weeks ended March 28, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	By-Laws of The Marcus Corporation, as amended. [Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated February 21, 2024.]

10.1	The Marcus Corporation Long-Term Incentive Plan Terms, as Amended. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 21, 2024.]

10.2
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement for awards granted after February 21, 2024 (Employees). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 21, 2024.]

10.3
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Restricted Stock Agreement (Special Grant). [Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated February 21, 2024.]

10.4
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Performance Share Award Agreement (Executives). [Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 21, 2024.]

10.5
Form of The Marcus Corporation 2004 Equity and Incentive Awards Plan Performance Share Award Agreement (Leadership). [Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 21, 2024.]

10.6
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

THE MARCUS CORPORATION

DATE: May 2, 2024	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: May 2, 2024	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1