Form 10-Q
period 2024-06-27
MARCUS CORP
filed 2024-08-01
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2024

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
COMMON STOCK OUTSTANDING AT JULY 30, 2024 – 25,189,021
CLASS B COMMON STOCK OUTSTANDING AT JULY 30, 2024 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 27, 2024	December 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$32,810	$55,589
Restricted cash	4,975	4,249
Accounts receivable, net of reserves of $213 and $115, respectively	28,046	19,703
Other current assets	24,882	22,175
Total current assets	90,713	101,716

Property and equipment:
Land and improvements	130,837	131,833
Buildings and improvements	731,936	719,521
Leasehold improvements	163,693	166,245
Furniture, fixtures and equipment	419,515	397,150
Finance lease right-of-use assets	30,037	30,106
Construction in progress	7,937	11,432
Total property and equipment	1,483,955	1,456,287
Less accumulated depreciation and amortization	798,091	774,025
Net property and equipment	685,864	682,262

Operating lease right-of-use assets	171,193	179,788

Other assets:
Investments in joint ventures	5,401	1,718
Goodwill	74,996	74,996
Other	23,931	24,623
Total other assets	104,328	101,337
TOTAL ASSETS	$1,052,098	$1,065,103
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 27, 2024	December 28, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,804	$37,384
Taxes other than income taxes	18,635	18,585
Accrued compensation	19,174	22,598
Other accrued liabilities	66,151	57,685
Current portion of finance lease obligations	2,512	2,579
Current portion of operating lease obligations	14,077	15,290
Current maturities of long-term debt	10,815	10,303
Total current liabilities	179,168	164,424

Finance lease obligations	11,578	12,753

Operating lease obligations	170,638	178,582

Long-term debt	164,862	159,548

Deferred income taxes	30,150	32,235

Other long-term obligations	46,276	46,389

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,237,374 shares at June 27, 2024 and 24,691,548 shares at December 28, 2023	25,237	24,692
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at June 27, 2024 and 7,078,410 shares at December 28, 2023	6,985	7,078
Capital in excess of par	174,839	160,642
Retained earnings	245,093	281,599
Accumulated other comprehensive loss	(1,359)	(1,336)
	450,795	472,675
Less cost of Common Stock in treasury (48,380 shares at June 27, 2024 and 47,916 shares at December 28, 2023)	(1,369)	(1,503)
Total shareholders’ equity	449,426	471,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,052,098	$1,065,103
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Revenues:
Theatre admissions	$48,580	$68,987	$89,176	$116,622
Rooms	30,496	28,646	48,709	46,503
Theatre concessions	44,417	59,707	79,112	102,082
Food and beverage	19,272	18,573	35,435	33,766
Other revenues	22,534	21,428	42,236	41,116
	165,299	197,341	294,668	340,089
Cost reimbursements	10,733	9,666	19,911	19,194
Total revenues	176,032	207,007	314,579	359,283

Costs and expenses:
Theatre operations	52,118	66,905	97,103	117,974
Rooms	11,164	10,360	20,575	19,638
Theatre concessions	18,515	22,601	33,401	38,331
Food and beverage	15,080	14,451	28,943	28,019
Advertising and marketing	6,502	5,613	11,803	10,678
Administrative	22,630	19,466	44,032	39,317
Depreciation and amortization	16,699	15,994	32,714	31,870
Rent	6,496	6,594	12,843	13,087
Property taxes	3,688	4,532	7,619	9,289
Other operating expenses	9,741	9,636	19,611	19,287
(Gain) loss on disposition of property, equipment and other assets	(43)	379	(20)	777
Impairment charges	472	—	472	—
Reimbursed costs	10,733	9,666	19,911	19,194
Total costs and expenses	173,795	186,197	329,007	347,461

Operating income (loss)	2,237	20,810	(14,428)	11,822

Other income (expense):
Investment income	173	359	865	619
Interest expense	(2,564)	(3,093)	(5,098)	(6,101)
Other income (expense)	(390)	(477)	(731)	(878)
Debt conversion expense	(13,908)	—	(13,908)	—
Equity losses from unconsolidated joint ventures	(50)	(31)	(437)	(202)
	(16,739)	(3,242)	(19,309)	(6,562)

Earnings (loss) before income taxes	(14,502)	17,568	(33,737)	5,260
Income tax expense (benefit)	5,719	4,102	(1,650)	1,260
Net earnings (loss)	$(20,221)	$13,466	$(32,087)	$4,000

Net earnings (loss) per share - basic:
Common Stock	$(0.64)	$0.43	$(1.03)	$0.13
Class B Common Stock	$(0.58)	$0.39	$(0.92)	$0.12

Net earnings (loss) per share - diluted:
Common Stock	$(0.64)	$0.35	$(1.03)	$0.13
Class B Common Stock	$(0.58)	$0.34	$(0.92)	$0.12
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023

Net earnings (loss)	$(20,221)	$13,466	$(32,087)	$4,000
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $5, $4, $9 and $9, respectively	(11)	(12)	(23)	(23)
Fair market value adjustment of interest rate swap, net of tax benefit of $8	—	—	—	(22)
Reclassification adjustment on interest rate swap included in interest expense, net of tax benefit of $20	—	—	—	(58)
Other comprehensive loss	(11)	(12)	(23)	(103)
Comprehensive income (loss)	$(20,232)	$13,454	$(32,110)	$3,897

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	26 Weeks Ended
	June 27, 2024	June 29, 2023

OPERATING ACTIVITIES:
Net earnings (loss)	$(32,087)	$4,000
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on investments in joint ventures	437	202
(Gain) loss on disposition of property, equipment and other assets	(20)	777
Impairment charges	472	—
Debt conversion expense	13,908	—
Depreciation and amortization	32,714	31,870
Amortization of debt issuance costs	708	742
Share-based compensation	4,932	3,687
Deferred income taxes	(2,077)	780
Other long-term obligations	555	176
Contribution of the Company’s stock to savings and profit-sharing plan	—	1,259
Changes in operating assets and liabilities:
Accounts receivable	(747)	895
Other assets	1,093	(1,796)
Operating leases	(314)	(522)
Accounts payable	5,704	6,341
Income taxes	240	94
Taxes other than income taxes	50	1,670
Accrued compensation	(3,424)	(3,634)
Other accrued liabilities	(1,267)	785
Total adjustments	52,964	43,326
Net cash provided by operating activities	20,877	47,326

INVESTING ACTIVITIES:
Capital expenditures	(35,283)	(15,896)
Proceeds from disposals of property, equipment and other assets	71	46
Capital contribution in joint venture	(5,620)	—
Subscription and sale of joint venture interests	1,500	—
Proceeds from sale of trading securities	37	17
Purchase of trading securities	(1,148)	(514)
Other investing activities	(197)	(295)
Net cash used in investing activities	(40,640)	(16,642)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	81,000	38,000
Repayment of borrowings on revolving credit facility	(36,000)	(38,000)
Principal payments on long-term debt	(681)	(763)
Repurchase of convertible senior notes	(46,481)	—
Proceeds from capped call unwind	5,770	—
Debt issuance costs	—	(50)
Principal payments on finance lease obligations	(1,214)	(1,201)
Equity transactions:
Treasury stock transactions, except for stock options	(265)	(494)
Exercise of stock options	—	93
Dividends paid	(4,419)	(3,097)
Distributions to noncontrolling interest	—	(824)
Net cash used in financing activities	(2,290)	(6,336)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,053)	24,348
Cash, cash equivalents and restricted cash at beginning of period	59,838	24,506
Cash, cash equivalents and restricted cash at end of period	$37,785	$48,854

Supplemental Information:
Interest paid, net of amounts capitalized	$5,643	$4,622
Income taxes paid, including interest earned	188	386
Change in accounts payable for additions to property, equipment and other assets	4,716	2,096
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 and 26 weeks ended June 27, 2024 and June 29, 2023 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 27, 2024, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2023.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 28, 2023, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $16,701 and $32,715 for the 13 and 26 weeks ended June 27, 2024, respectively, and $15,986 and $31,854 for the 13 and 26 weeks ended June 29, 2023, respectively.
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
During the 13 weeks ended June 27, 2024, the Company determined that indicators of impairment were present at one asset group for a leased theatre location that we made the decision to close during the second quarter of fiscal 2024. As such, the Company evaluated the fair value of these assets, consisting primarily of land improvements, leasehold improvements, building, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset), was less than their carrying values and recorded a $472 impairment loss, reducing certain property and equipment and certain operating lease net obligations. The remaining net book value of the impaired assets as of the date of the asset write-down (June 27, 2024) was $0. There were no indicators of impairment identified during the 26 weeks ended June 29, 2023.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 26 weeks ended June 27, 2024 or June 29, 2023.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023

Net earnings (loss) per share - basic:
Common Stock	$(0.64)	$0.43	$(1.03)	$0.13
Class B Common Stock	$(0.58)	$0.39	$(0.92)	$0.12
Net earnings (loss) per share - diluted:
Common Stock	$(0.64)	$0.35	$(1.03)	$0.13
Class B Common Stock	$(0.58)	$0.34	$(0.92)	$0.12

Numerator:
Net earnings (loss)	$(20,221)	$13,466	$(32,087)	$4,000

Denominator (in thousands):
Denominator for basic EPS	32,161	31,673	32,027	31,622
Effect of dilutive employee stock options	—	61	—	52
Effect of convertible senior notes	—	9,201	—	—
Diluted weighted-average shares outstanding	32,161	40,935	32,027	31,674

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	3,146	2,506	2,934	3,014
Restricted stock units	50	—	50	—
Performance stock units	143	—	143	—
Convertible senior notes	6,719	—	8,009	9,201
Total	10,058	2,506	11,136	12,215
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
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 26 weeks ended June 27, 2024 and June 29, 2023 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 28, 2023	$24,692	$7,078	$160,642	$281,599	$(1,336)	$(1,503)	$471,172
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(449)	—	—	(449)
$0.07 per share Common Stock	—	—	—	(1,760)	—	—	(1,760)
Purchase of treasury stock	—	—	—	—	—	(301)	(301)
Reissuance of treasury stock	—	—	(3)	—	—	23	20
Issuance of non-vested stock	452	—	(515)	—	—	63	—
Shared-based compensation	—	—	2,514	—	—	—	2,514
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—
Comprehensive loss	—	—	—	(11,866)	(12)	—	(11,878)
BALANCES AT MARCH 28, 2024	25,237	6,985	162,638	267,524	(1,348)	(1,718)	459,318
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,763)	—	—	(1,763)
Reissuance of treasury stock	—	—	(7)	—	—	23	16
Issuance of non-vested stock	—	—	(326)	—	—	326	—
Shared-based compensation	—	—	2,418	—	—	—	2,418
Convertible senior note repurchase	—	—	(2,788)	—	—	—	(2,788)
Capped call unwind	—	—	12,904	—	—	—	12,904
Comprehensive loss	—	—	—	(20,221)	(11)	—	(20,232)
BALANCES AT JUNE 27, 2024	$25,237	$6,985	$174,839	$245,093	$(1,359)	$(1,369)	$449,426

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Exercise of stock options	—	—	(1)	—	—	3	2	—	2
Purchase of treasury stock	—	—	—	—	—	(313)	(313)	—	(313)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(3)	—	—	24	21	—	21
Issuance of non-vested stock	82	—	(143)	—	—	61	—	—	—
Shared-based compensation	—	—	2,172	—	—	—	2,172	—	2,172
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(550)	(550)
Comprehensive loss	—	—	—	(9,466)	(91)	—	(9,557)	—	(9,557)
BALANCES AT MARCH 30, 2023	24,692	7,078	157,000	263,239	(1,785)	(2,091)	448,133	274	448,407
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,230)	—	—	(1,230)	—	(1,230)
Exercise of stock options	—	—	(25)	—	—	121	96	—	96
Purchase of treasury stock	—	—	—	—	—	(226)	(226)	—	(226)
Reissuance of treasury stock	—	—	(204)	—	—	223	19	—	19
Issuance of non-vested stock	—	—	(55)	—	—	55	—	—	—
Shared-based compensation	—	—	1,515	—	—	—	1,515	—	1,515
Other	—	—	—	1	—	(1)	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(274)	(274)
Comprehensive income (loss)	—	—	—	13,466	(12)	—	13,454	—	13,454
BALANCES AT JUNE 29, 2023	$24,692	$7,078	$158,231	$275,157	$(1,797)	$(1,919)	$461,442	$—	$461,442

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	June 27, 2024	December 28, 2023

Net unrecognized actuarial loss for pension obligation	$(1,359)	$(1,336)
	$(1,359)	$(1,336)

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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 27, 2024 and December 28, 2023, the Company’s $6,835 and $5,364 respectively, of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At June 27, 2024 and December 28, 2023, the Company’s $18,000 and $37,018, respectively, of investments in money market funds were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of June 27, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of June 27, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $70,000 of senior notes, valued using Level 2 pricing inputs, is approximately $66,573 at June 27, 2024, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $60,050 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $70,212 at June 27, 2024, determined based on market rates and the closing trading price of the convertible senior notes as of June 27, 2024. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended		26 Weeks Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023

Service cost	$62	$122	$124	$244
Interest cost	445	452	889	905
Net amortization of prior service cost and actuarial loss	(16)	(16)	(32)	(32)
Net periodic pension cost	$491	$558	$981	$1,117
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.
Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 27, 2024 is as follows:

	13 Weeks Ended June 27, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$48,580	$—	$—	$48,580
Rooms	—	30,496	—	30,496
Theatre concessions	44,417	—	—	44,417
Food and beverage	—	19,272	—	19,272
Other revenues(1)	8,455	13,996	83	22,534
Cost reimbursements	—	10,733	—	10,733
Total revenues	$101,452	$74,497	$83	$176,032

	26 Weeks Ended June 27, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$89,176	$—	$—	$89,176
Rooms	—	48,709	—	48,709
Theatre concessions	79,112	—	—	79,112
Food and beverage	—	35,435	—	35,435
Other revenues(1)	14,434	27,639	163	42,236
Cost reimbursements	—	19,911	—	19,911
Total revenues	$182,722	$131,694	$163	$314,579
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 and 26 weeks ended June 29, 2023 is as follows:

	13 Weeks Ended June 29, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$68,987	$—	$—	$68,987
Rooms	—	28,646	—	28,646
Theatre concessions	59,707	—	—	59,707
Food and beverage	—	18,573	—	18,573
Other revenues(1)	8,156	13,181	91	21,428
Cost reimbursements	—	9,666	—	9,666
Total revenues	$136,850	$70,066	$91	$207,007

	26 Weeks Ended June 29, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$116,622	$—	$—	$116,622
Rooms	—	46,503	—	46,503
Theatre concessions	102,082	—	—	102,082
Food and beverage	—	33,766	—	33,766
Other revenues(1)	14,522	26,414	180	41,116
Cost reimbursements	—	19,194	—	19,194
Total revenues	$233,226	$125,877	$180	$359,283
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $39,705 and $38,034 as of June 27, 2024 and December 28, 2023, respectively. The Company had no contract assets as of June 27, 2024 and December 28, 2023. During the 26 weeks ended June 27, 2024, the Company recognized revenue of $12,789 that was included in deferred revenues as of December 28, 2023. During the 26 weeks ended June 29, 2023, the Company recognized revenue of $10,875 that was included in deferred revenues as of December 29, 2022. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of June 27, 2024, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,989 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of June 27, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $15,178 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of June 27, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,254 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
New Accounting Pronouncements - In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures (ASU No. 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. ASU No 2023-07 will be effective for the Company’s fiscal year ending December 26, 2024, and the Company’s interim periods beginning in fiscal 2025. The Company is evaluating the effect that the guidance will have on its consolidated financial statement disclosures.
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
2. Long-Term Debt
Long-term debt is summarized as follows:

	June 27, 2024	December 28, 2023

Senior notes	$70,000	$70,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	306	528
Convertible senior notes	60,050	100,050
Payroll Protection Program loans	774	1,233
Revolving credit agreement	45,000	—
Debt issuance costs	(453)	(1,960)
Total debt, net of debt issuance costs	175,677	169,851
Less current maturities, net of issuance costs	10,815	10,303
Long-term debt	$164,862	$159,548
Credit Agreement
As of June 27, 2024, the Company has a five year Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At June 27, 2024, there were borrowings of $45,000 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), effectively 6.98% at June 27, 2024. Availability under the $225,000 revolving credit facility was $175,185 as of June 27, 2024 after taking into consideration outstanding letters of credit that reduce revolver availability.
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
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

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
Note Purchase Agreements
At June 27, 2024 and December 28, 2023, the Company’s $70,000 of senior notes consist of two Note Purchase Agreements maturing in 2025 through 2027, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 4.32%.
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
Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At June 27, 2024, the applicable conversion rate is 93.8880 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an applicable conversion price of approximately $10.65 per share of Common Stock). If the Company undergoes certain fundamental changes, holders of Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes for a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

fundamental change occurs prior to the maturity date, the Company will, under certain circumstances, increase the conversion rate for holders who convert Convertible Notes in connection with such make-whole fundamental change. The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes. The Indenture includes covenants customary for securities similar to the Convertible Notes, sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company and certain of its subsidiaries after which the Convertible Notes become automatically due and payable.
Since the Company’s fiscal 2021 second quarter through the Company’s fiscal 2024 second quarter, the Company’s Convertible Notes were eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. During the Company’s fiscal 2024 third quarter the Convertible Notes are not eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was not greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. As such, the Convertible Notes will continue to be classified as long-term. Future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s Common Stock during the prescribed measurement period.
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers (as defined in the Convertible Notes purchase agreement) of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At June 27, 2024, the adjusted cap price is approximately $17.39 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
Convertible Senior Notes Repurchases
During the second quarter of fiscal 2024, the Company entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with certain holders of its Convertible Notes. Under the terms of the Purchase Agreements, the holders agreed to exchange $86,401 in aggregate principal amount of Convertible Notes for cash consideration of $101,087 (or $87,857 net of the cash received by the Company in connection with the unwind of a portion of the Capped Call Transactions as discussed below) effected over two separate repurchase tranches (the “Convertible Notes Repurchases”). On May 8, 2024, the Company entered into the first repurchase transaction to retire $40,000 of aggregate principal amount of Convertible Notes for $45,879 in cash consideration plus accrued interest, with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, the Company entered into the second repurchase transaction to retire $46,401 of aggregate principal amount of Convertible Notes for $55,208 in cash consideration plus accrued interest, with

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

settlement occurring during the fiscal third quarter on July 16, 2024. Following settlement of the Convertible Note Repurchases on July 16, 2024, the aggregate principal amount of Convertible Notes outstanding was $13,649. During the second quarter and first half of fiscal 2024, the Company incurred debt conversion expense of $13,908 in connection with the Convertible Notes Repurchases.
In connection with the Convertible Notes Repurchases, the Company entered into unwind agreements with the Capped Call Counterparties to terminate a portion of the Capped Call Transactions equal to the notional amounts of the Convertible Notes Repurchases, and for the Company to receive aggregate cash of $13,230 effected over two separate unwind tranches. On May 8, 2024, the Company entered into the first tranche of unwind agreements and received $5,770 in cash consideration with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, the Company entered into the second tranche of unwind agreements and received $7,460 in cash consideration at settlement occurring during the fiscal third quarter on July 16, 2024.
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
Total lease cost consists of the following:

		13 Weeks Ended		26 Weeks Ended
Lease Cost	Classification	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$554	$688	$1,169	$1,379
Interest on lease liabilities	Interest expense	160	192	335	390
		$714	$880	$1,504	$1,769
Operating lease costs:
Operating lease costs	Rent expense	$6,133	$6,033	$12,118	$12,077
Variable lease cost	Rent expense	290	527	602	943
Short-term lease cost	Rent expense	73	34	123	67
		$6,496	$6,594	$12,843	$13,087

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

Additional information related to leases is as follows:

	13 Weeks Ended		26 Weeks Ended
Other Information	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$613	$645	$1,214	$1,201
Operating cash flows from finance leases	160	192	335	390
Operating cash flows from operating leases	6,527	6,429	12,809	12,859

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	115	136	115	136
Operating lease liabilities	2,112	—	2,112	—

	June 27, 2024	December 28, 2023

Finance leases:
Property and equipment – gross	$30,037	$30,106
Accumulated depreciation and amortization	(19,065)	(17,956)
Property and equipment - net	$10,972	$12,150
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	June 27, 2024	December 28, 2023
Weighted-average remaining lease terms:
Finance leases	6 years	7 years
Operating leases	11 years	12 years

Weighted-average discount rates:
Finance leases	4.67%	4.62%
Operating leases	4.73%	4.52%
Deferred rent payments of approximately $619 for the Company’s operating leases have been included in the total operating lease obligations as of June 27, 2024, of which approximately $169 is included in long-term operating lease obligations.
4. Share Based Compensation
During the 26 weeks ended June 27, 2024, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates.

Restricted Stock and Restricted Stock Units
During the 26 weeks ended June 27, 2024, the Company granted (i) an annual award of restricted stock and RSUs with a vesting period of 50% after two years and 100% after three years, and (ii) a special long-term incentive and retention award

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

of restricted stock to certain executives with a vesting period of 100% after four years, or upon retirement after three years. Restricted stock awards are issued and outstanding common stock at the time of the grant and become unrestricted upon the vesting date. RSU awards are payable in common stock upon vesting. The Company expenses the cost of restricted stock and RSU awards over the vesting period based on the fair value of the award at the date of grant.

Performance Stock Units
During the 26 weeks ended June 27, 2024, the Company granted PSUs with vesting subject to the Company’s achievement of performance goals expressed in terms of (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, growth rate ranking relative to the Russell 2000 Index with respect to 25% of the total number of performance stock unit awards, and (ii) the Company’s average return on invested capital, or ROIC, ranking relative to the Russell 2000 Index with respect to 75% of the total number of performance stock unit awards. For grants awarded in fiscal 2024, the PSU performance goals relate to the three-year performance period from fiscal 2024-2026. PSUs are payable at the end of their respective performance period in common stock, and the number of PSUs awarded can range from zero to 150% depending on the Company’s achievement of the relative performance metrics. The Company expenses the cost of PSUs based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratable over the performance period of three fiscal years.
A summary of the Company’s stock option, restricted stock and RSU and PSU activity and related information follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands):

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 28, 2023	3,173	$22.69	238	$17.41	—	$—
Granted	—	—	503	14.83	143	14.84
Exercised (1)	—	—	—	—	—	—
Vested (2)	—	—	(47)	21.37	—	—
Forfeited	(30)	21.16	(2)	14.84	(2)	14.84
June 27, 2024	3,143	$22.70	692	$15.28	141	$14.84
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $2,418 and $4,932, respectively, during the 13 and 26 weeks ended June 27, 2024, and $1,515 and $3,687, respectively, during the 13 and 26 weeks ended June 29, 2023. As of June 27, 2024, total unrecognized share-based compensation expense related to stock options was $2,647, which will be amortized to expense over the weighted-average remaining life of 2.1 years. As of June 27, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $8,194, which will be amortized over the weighted-average remaining service period of 3.1 years.
At June 27, 2024, there were 446,074 shares available for grants of additional stock options, restricted stock, RSUs, PSUs and other types of equity awards under the current plan.
5. Income Taxes
The Company’s effective income tax rate for the 13 and 26 weeks ended June 27, 2024 was (39.4)% and 4.9%, respectively, and 23.3% and 24.0% for the 13 and 26 weeks ended June 29, 2023, respectively. The fiscal 2024 first half effective income tax rate was negatively impacted by a nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1,085 reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions and excess compensation subject to deduction limitations.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

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
A wholly-owned subsidiary of the Lofton joint venture entity, as the borrower, financed the acquisition of and future improvements to the hotel with a mortgage loan. In connection with this mortgage loan, the Company provided an environmental indemnity and a several payment guaranty that provides that the lender can recover losses from the Company, a principal in Hempel, and a principal in RP for certain events of default of the borrower up to $6,200 for the Company. Under the terms of a cross-indemnity agreement among the guarantors, the other two guarantors have fully indemnified the Company under the guarantees for any losses in excess of its proportionate liability under the several payment guaranty and environmental indemnity.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 26 WEEKS ENDED JUNE 27, 2024
(in thousands, except share and per share data)

Following is a summary of business segment information for the 13 and 26 weeks ended June 27, 2024 and June 29, 2023:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 27, 2024
Revenues	$101,452	$74,497	$83	$176,032
Operating income (loss)	2,781	6,117	(6,661)	2,237
Depreciation and amortization	11,520	5,048	131	16,699

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 29, 2023
Revenues	$136,850	$70,066	$91	$207,007
Operating income (loss)	19,811	6,105	(5,106)	20,810
Depreciation and amortization	11,317	4,588	89	15,994

26 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 27, 2024
Revenues	$182,722	$131,694	$163	$314,579
Operating income (loss)	(2,958)	955	(12,425)	(14,428)
Depreciation and amortization	22,553	9,912	249	32,714

26 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
June 29, 2023
Revenues	$233,226	$125,877	$180	$359,283
Operating income (loss)	21,330	1,073	(10,581)	11,822
Depreciation and amortization	22,805	8,889	176	31,870
8. Subsequent Event
Subsequent to the end of the second quarter of fiscal 2024, on July 9, 2024, the Company entered into a Master Note Purchase Agreement with several purchasers party to the agreement, pursuant to which the Company issued and sold $100,000 aggregate principal amount of senior notes in two tranches: (i) $60,000 in aggregate principal amount of the Company’s 6.89% Series 2024 Senior Notes, Tranche A due July 9, 2031 (the “Tranche A Notes”) and (ii) $40,000 in aggregate principal amount of the Company’s 7.02% Series 2024 Senior Notes, Tranche B due July 9, 2034 (the “Tranche B Notes” and, collectively with the Tranche A Notes, the “2024 Senior Notes”). The net proceeds were used to refinance the Convertible Notes Repurchases of $86,401 aggregate principal amount of Convertible Notes (see Note 2) and for general corporate purposes.
Interest on the 2024 Senior Notes is payable semi-annually in arrears on the 9th day of January and July each year, commencing on January 9, 2025, and on the applicable maturity date. The Tranche A Notes require annual principal amortization payments beginning in fiscal 2027 with a final maturity in fiscal 2031. The Tranche B Notes require annual principal amortization payments beginning in fiscal 2028 with a final maturity in fiscal 2034. The Master Note Purchase Agreement contains various restrictions and covenants applicable to the Company and certain of its subsidiaries that are consistent with the restrictions, covenants and collateral provisions in the Company’s existing Credit Agreement and Note Purchase Agreements.

THE MARCUS CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and the accompanying Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects future pandemics may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (including disruptions in the production of films due to events such as a strike by actors, writers or directors or future pandemics); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States, other incidents of violence in public venues such as hotels and movie theatres or epidemics; and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
RESULTS OF OPERATIONS
General
We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2024 is a 52-week year beginning on December 29, 2023 and ending on December 26, 2024. Fiscal 2023 was a 52-week year that began on December 30, 2022 and ended on December 28, 2023.
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The second quarter of fiscal 2024 consisted of the 13-week period beginning on March 29, 2024 and ended on June 27, 2024. The second quarter of fiscal 2023 consisted of the 13-week period beginning March 31, 2023 and ended on June 29, 2023. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.

Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the second quarter and first half of fiscal 2024 and fiscal 2023 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Revenues	$176.0	$207.0	$(31.0)	(15.0)%	$314.6	$359.3	$(44.7)	(12.4)%
Operating income (loss)	2.2	20.8	(18.6)	(89.3)%	(14.4)	11.8	(26.3)	(222.0)%
Other income (expense)	(16.7)	(3.2)	(13.5)	(416.3)%	(19.3)	(6.6)	(12.7)	(194.3)%
Net earnings (loss)	$(20.2)	$13.5	$(33.7)	(250.2)%	$(32.1)	$4.0	$(36.1)	(902.2)%
Net earnings (loss) per common share - diluted	$(0.64)	$0.35	$(0.99)	(282.9)%	$(1.03)	$0.13	$(1.16)	(892.3)%
Revenues, operating income (loss), net earnings (loss) and net earnings (loss) per diluted common share decreased during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023. The decline in our overall operating results was primarily due to a decrease in revenues and operating income from our theatre division during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023. Revenues from our hotels and resorts division increased during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023, while operating income was flat during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, and decreased slightly during the first half of fiscal 2024 compared to the first half of fiscal 2023 primarily due to an increase in depreciation expense.
Other income (expense) and net earnings (loss) during the second quarter and first half of fiscal 2024 were negatively impacted by debt conversion expense of $13.9 million in connection with the $86.4 million aggregate principal amount of Convertible Notes Repurchases. See Convertible Senior Notes Repurchases in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Other income (expense) and net earnings (loss) during the second quarter and first half of fiscal 2024 were favorably impacted by decreased interest expense compared to the second quarter and first half of fiscal 2023.
We recognized investment income of $0.2 million and $0.9 million during the second quarter and first half of fiscal 2024, respectively, compared to $0.4 million and $0.6 million during the second quarter and first half of fiscal 2023, respectively. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $2.6 million and $5.1 million for the second quarter and first half of fiscal 2024, respectively, compared to $3.1 million and $6.1 million for the second quarter and first half of fiscal 2023, respectively. The decrease in interest expense in fiscal 2024 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported income tax expense for the second quarter of fiscal 2024 of $5.7 million compared to income tax expense of $4.1 million during the second quarter of fiscal 2023. We reported income tax benefit for the first half of fiscal 2024 of $1.7 million compared to income tax expense of $1.3 million during the first half of fiscal 2023. Our fiscal 2024 first half effective income tax rate was 4.9%, and was negatively impacted by nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1.1 million reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions (combined negative impact of 7.5 percentage points) and excess compensation subject to deduction limitations. Our fiscal 2023 first half effective income tax rate was 24.0%. We anticipate that our effective income tax rate for fiscal 2024 may be in the 5-10% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2024 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.

Theatres
The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the second quarter and first half of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Revenues	$101.5	$136.9	$(35.4)	(25.9)%	$182.7	$233.2	$(50.5)	(21.7)%
Operating income (loss)	2.8	19.8	(17.0)	(86.0)%	(3.0)	21.3	(24.3)	(113.9)%
Operating margin (% of revenues)	2.7%	14.5%			(1.6)%	9.1%
Our theatre division revenues and operating income decreased with weaker performances from films during the second quarter and first half of fiscal 2024, compared to the second quarter and first half of fiscal 2023. The second quarter of fiscal 2023 benefited from a very strong performance from The Super Mario Bros Movie, and the first half of fiscal 2023 also benefited from a strong carryover performance from Avatar: The Way of Water, while the second quarter and first half of fiscal 2024 had fewer blockbuster films. In addition, the film slate in the second quarter and first half of fiscal 2024 was negatively impacted by the content supply chain disruption from the shutdown of movie production during the WGA and SAG-AFTRA labor strikes in 2023, which contributed to a weaker slate of available films compared to the second quarter and first half of fiscal 2023. Our operating income during the second quarter and first half of fiscal 2024 decreased compared to the second quarter and first half of fiscal 2023 as a result of decreased theatre attendance.
The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Admission revenues	$48.6	$69.0	$(20.4)	(29.6)%	$89.2	$116.6	$(27.4)	(23.5)%
Concession revenues	44.4	59.7	(15.3)	(25.6)%	79.1	102.1	(23.0)	(22.5)%
Other revenues	8.5	8.2	0.3	3.7%	14.4	14.5	(0.1)	(0.6)%
Total revenues	101.5	136.9	(35.4)	(25.9)%	182.7	233.2	(50.5)	(21.7)%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2024 second quarter and first half results, U.S. box office receipts decreased 26.8% during our fiscal 2024 second quarter and 19.7% during our fiscal 2024 first half compared to the same comparable weeks in fiscal 2023, indicating that our decrease in admission revenues for comparable theatres (excluding theatres closed during the past year) during the second quarter and first half of fiscal 2024 of 28.8% and 22.7% underperformed the industry by 2.0 and 3.0 percentage points, respectively. We believe our underperformance is attributable to an unfavorable film mix during the second quarter and first half of fiscal 2024 that was more appealing to audiences in other parts of the U.S. than in our Midwestern markets, compared to a favorable film mix during the second quarter and first half of fiscal 2023 that included Avatar: The Way of Water, The Super Mario Bros Movie, and Guardian of the Galaxy Vol.3, which played well in our Midwestern markets.
Additional data received and compiled by us from Comscore indicates our admission revenues at comparable theatres during the second quarter and first half of fiscal 2024 represented approximately 3.0% of the total admission revenues in the U.S. (commonly referred to as market share in our industry) during both periods, compared to 3.1% during the second quarter and first half of fiscal 2023. Our goal is to continue our historical long-term pattern of outperforming the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres decreased 26.3% during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023, which was primarily attributable to a weaker film slate and lower box office performance from the top films during the second quarter of fiscal 2024 (led by only two weeks of Inside Out 2) versus the top films last fiscal year during the second quarter (led by twelve weeks of The Super Mario Bros. Movie). During the second quarter of fiscal 2024 there were 28 wide-release films (films showed in over approximately 1,500 theatres in the U.S.) compared to 29 wide-release films during the second quarter of fiscal 2023.
Total theatre attendance for our comparable theatres decreased 22.6% during the first half of fiscal 2024 compared to the prior year period, resulting primarily from the weaker film slate. During both the first half of fiscal 2024 and the first half of fiscal 2023, there were 52 wide-release films. While the number of wide-release films during the second quarter and first half of fiscal 2024 was similar compared to the prior fiscal year periods, the average opening weekend U.S. box office gross per wide release was approximately 28% and 27% lower, respectively, reflecting a weaker film slate with fewer significant franchises and a generally lower quality of product.
Our highest grossing films during the fiscal 2024 second quarter included Inside Out 2, Godzilla x Kong: The New Empire, Bad Boys: Ride or Die, Kingdom of the Planet of the Apes and IF. Our top five films during our fiscal 2024 second quarter accounted for 56% of our total box office results, compared to 63% (including event cinema in both periods) for the top five films during the second quarter of fiscal 2023, both expressed as a percentage of the total admission revenues for the relevant period. A decreased concentration of blockbuster films during a given quarter often has the effect of lowering our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a less concentrated film slate, our overall film cost as a percentage of admission revenues decreased during the second quarter of fiscal 2024 compared to the same period in the prior fiscal year.
Our average ticket price decreased 3.1% during the second quarter of fiscal 2024, compared to the second quarter of fiscal 2023. During the first half of fiscal 2024, our average ticket price increased 0.2% compared to the first half of fiscal 2023. Our average ticket price during the second quarter was negatively impacted by an increased percentage of our weekly attendance coming from Value Tuesday, promotional pricing offerings, including a $7 Everyday Matinee for seniors and children that was introduced during the second quarter of fiscal 2024, as well as a lower percentage of tickets for 3D and Premium Large Format (PLF) showings during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 due to the related film mix during each period. The overall change in average ticket price unfavorably impacted our admission revenues of our comparable theatres by $1.7 million and $0.1 million during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023, respectively.
Our average concession revenues per person increased by 2.3% and 1.6% during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023, respectively, primarily due to inflationary increases in concessions prices in response to increases in food and labor costs, as well an increase in the number of concessions items purchased per customer. During the second quarter of fiscal 2024, we made changes to our Value Tuesday promotion for our Magical Movie Rewards (MMR) loyalty members, discontinuing the prior promotion that offered a 20% discount on all concessions, food and non-alcoholic beverages and reintroducing a free complimentary-sized popcorn, which has been well received by guests. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $0.9 million during both the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023.
Other revenues during the second quarter of fiscal 2024 increased by $0.3 million compared to the second quarter of fiscal 2023 due to an increase in internet surcharge ticketing fees per person, partially offset by the impact of decreased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue. Late during the first quarter of fiscal 2024, we made changes to the criteria for waiving internet surcharge ticket fees for our MMR members, resulting in an increase in ticketing fees per person during the second quarter of fiscal 2024. Other revenues during the first half of fiscal 2024 decreased by $0.1 million compared to the first half of fiscal 2023 due to the impact of decreased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue, partially offset by an increase in internet surcharge ticketing fees per person in the second quarter of fiscal 2024.
The quantity, quality, and mix of films available for theatrical exhibition, including wide-release films, was negatively impacted during fiscal 2024 by the shutdown of movie production resulting from the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. While the labor strikes were resolved in the fourth quarter of fiscal 2023 with film production resuming thereafter, we expect the quantity of new film releases available for theatrical exhibition during fiscal 2024 to be negatively impacted by the prolonged shutdown of movie production resulting in several film release dates shifting to fiscal 2025. While lead times for movie production to theatrical release are lengthy, based upon projected film and alternate content availability, we currently estimate that we may once again show an increased number of films and alternate content events on our screens during fiscal 2025 compared to fiscal 2024, but we expect the number of wide-release films shown during fiscal 2024 to decrease compared to fiscal 2023.
We ended the second quarter of fiscal 2024 with a total of 981 company-owned screens in 78 theatres, compared to 1,027 company-owned screens in 82 theatres at the end of the second quarter of fiscal 2023. We made decisions to close several underperforming theatres during fiscal 2023 and fiscal 2024, including one of our owned theatres in the first quarter of fiscal 2023, two owned theatres in the second quarter of fiscal 2023, two owned theatres and one leased theatre in the third quarter of fiscal 2023, and one leased theatre in the second quarter of fiscal 2024.
Hotels and Resorts
The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Revenues	$74.5	$70.1	$4.4	6.3%	$131.7	$125.9	$5.8	4.6%
Operating income	6.1	6.1	—	0.2%	1.0	1.1	(0.1)	(11.0)%
Operating margin (% of revenues)	8.2%	8.7%			0.7%	0.9%
Hotels and resorts revenues increased 6.3% and 4.6% during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023, respectively. Our hotels and resorts division operating income remained relatively flat during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023 primarily due to an increase in depreciation expense from hotel renovations placed in service during fiscal 2023, offsetting the incremental profit on higher revenues.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Room revenues	$30.5	$28.6	$1.9	6.5%	$48.7	$46.5	$2.2	4.7%
Food/beverage revenues	19.3	18.6	0.7	3.8%	35.4	33.8	1.7	4.9%
Other revenues	14.0	13.2	0.8	6.2%	27.6	26.4	1.2	4.6%
Total revenues before cost reimbursements	63.8	60.4	3.4	5.6%	111.8	106.7	5.1	4.8%
Cost reimbursements	10.7	9.7	1.1	11.0%	19.9	19.2	0.7	3.7%
Total revenues	$74.5	$70.1	$4.4	6.3%	$131.7	$125.9	$5.8	4.6%
Division total revenues before cost reimbursements increased 5.6% and 4.8% during the second quarter and first half of fiscal 2024 compared to the second quarter and first half of fiscal 2023, respectively, due to growth in food and beverage revenues and increased occupancy at five of our seven owned hotels.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2024 and fiscal 2023, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Occupancy pct.	72.7%	68.2%	4.5 pts	6.6%	63.2%	59.5%	3.7 pts	6.2%
ADR	$187.03	$187.34	$(0.31)	(0.2)%	$171.36	$173.68	$(2.32)	(1.3)%
RevPAR	$136.03	$127.70	$8.33	6.5%	$108.30	$103.33	$4.97	4.8%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at five of our seven comparable company-owned properties during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. Group demand continued to grow during the fiscal 2024 second quarter, with weekday occupancy growth due to increasing group business as a percentage of our overall business mix. During the second quarter of fiscal 2024, our group business represented approximately 44.6% of our total rooms revenue, compared to approximately 40.1% during the second quarter of fiscal 2023. An increase in group business as a percentage of our overall business mix generally increases overall occupancy while negatively impacting ADR. The increase in group business also favorably impacted food and beverage revenues during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 due to an increase in banquets and catering. Non-group pricing decreased in some of our major markets during the second quarter of fiscal 2024, due to generally lower transient travel demand and due to a shift in pricing strategy as we optimized pricing to drive higher occupancy and overall RevPAR through lower daily rate offerings.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2024 second quarter and first half results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 3.0% during our fiscal 2024 second quarter compared to the same period during fiscal 2023, leading us to believe we outperformed the industry during the fiscal 2024 second quarter by approximately 3.5 percentage points. During the first half of fiscal 2024 compared to the first half of fiscal 2023, comparable “upper upscale” hotels experienced an increase in RevPAR of 2.4%, leading us to believe we outperformed the industry during the first half of fiscal 2024 by 2.4 percentage points. We believe our outperformance during the second quarter and first half of fiscal 2024 results primarily from our strong performance in the group customer segment as well as improved revenue management and rate optimization resulting in higher occupancy growth compared to the rest of the industry.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 4.6% during our fiscal 2024 second quarter, again compared to the same period in fiscal 2023. Therefore, we outperformed our competitive sets during the second quarter of fiscal 2024 by approximately 1.9 percentage points. During the first half of fiscal 2024 compared to the first half of fiscal 2023, hotels in our competitive sets experienced an increase in RevPAR of 3.7%, indicating that we outperformed our competitive set hotels by approximately 1.1 percentage points. We again believe our outperformance to our competitive sets during the second quarter and first half of fiscal 2024 results primarily from our strong performance in the group customer segment as well as improved revenue management and rate optimization resulting in higher occupancy growth compared to the competitive sets.
Looking to future periods, overall occupancy in the U.S. is expected to continue to slowly increase. In the near term, we expect leisure travel demand to normalize and we expect our group business to remain strong. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily Midwestern markets. We expect gradual increases in business travel as corporate training events, meetings, and conferences return and office occupancy increases. As of the date of this report, our group room revenue bookings for the remainder of fiscal 2024 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 11% ahead of where we were at the same time last year, excluding bookings related to the July 2024 Republican National Convention in Milwaukee. Group room revenue bookings for fiscal 2025 is running over 36% ahead of where we were at the same time in fiscal 2023 for fiscal 2024. Banquet and catering revenue pace for fiscal 2024 and fiscal 2025 is similarly running ahead of where we were at this same time last year, excluding bookings related to the

July 2024 Republican National Convention in Milwaukee. We are encouraged by continuing positive trends in group bookings for the remainder of fiscal 2024, fiscal 2025 and beyond.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the second quarter and first half of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Theatres	$15.1	$31.3	$(16.2)	(51.8)%	$21.2	$45.1	$(23.8)	(52.9)%
Hotels and resorts	11.4	11.3	0.1	0.8%	11.4	10.9	0.5	4.5%
Corporate items	(4.5)	(3.9)	(0.6)	(16.6)%	(8.4)	(7.8)	(0.6)	(7.2)%
Total Adjusted EBITDA	$22.0	$38.7	$(16.7)	(43.3)%	$24.3	$48.2	$(23.9)	(49.6)%

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Second Quarter		First Half
	F2024	F2023	F2024	F2023
Net earnings (loss)	$(20.2)	$13.5	$(32.1)	$4.0
Add (deduct):
Investment (income) loss	(0.2)	(0.4)	(0.9)	(0.6)
Interest expense	2.6	3.1	5.1	6.1
Other (income) expense	0.4	0.5	0.7	0.9
Loss (gain) on disposition of property, equipment and other assets	—	0.4	—	0.8
Equity (earnings) losses from unconsolidated joint ventures	0.1	—	0.4	0.2
Income tax expense (benefit)	5.7	4.1	(1.7)	1.3
Depreciation and amortization	16.7	16.0	32.7	31.9
Share-based compensation expenses (1)	2.4	1.5	4.9	3.7
Impairment charges (2)	0.5	—	0.5	—
Theatre exit costs (3)	0.1	—	0.1	—
Insured losses (4)	—	—	0.4	—
Debt conversion expense (5)	13.9	—	13.9	—
Total Adjusted EBITDA	$22.0	$38.7	$24.3	$48.2
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Second Quarter, F2024				First Half, F2024
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$2.8	$6.1	$(6.7)	$2.2	$(3.0)	$1.0	$(12.4)	$(14.4)
Depreciation and amortization	11.5	5.0	0.1	16.7	22.6	9.9	0.2	32.7
Share-based compensation (1)	0.2	0.3	2.0	2.4	0.6	0.5	3.8	4.9
Impairment charges (2)	0.5	—	—	0.5	0.5	—	—	0.5
Theatre exit costs (3)	0.1	—	—	0.1	0.1	—	—	0.1
Insured losses (4)	—	—	—	—	0.4	—	—	0.4
Total Adjusted EBITDA	$15.1	$11.4	$(4.5)	$22.0	$21.2	$11.4	$(8.4)	$24.3

	Second Quarter, F2023				First Half, F2023
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$19.8	$6.1	$(5.1)	$20.8	$21.3	$1.1	$(10.6)	$11.8
Depreciation and amortization	11.3	4.6	0.1	16.0	22.8	8.9	0.2	31.9
Loss (gain) on disposition of property, equipment and other assets	—	0.4	—	0.4	0.3	0.5	—	0.8
Share-based compensation (1)	0.1	0.2	1.1	1.5	0.6	0.5	2.6	3.7
Total Adjusted EBITDA	$31.3	$11.3	$(3.9)	$38.7	$45.1	$10.9	$(7.8)	$48.2
(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges related to one permanently closed theatre location in the second quarter of fiscal 2024.
(3)Reflects non-recurring costs related to the closure and exit of one theatre location in the second quarter of fiscal 2024.
(4)Repair costs related to insured property damage at one theatre location that are non-operating in nature.
(5)Debt conversion expense resulting from repurchases of $86.4 million aggregate principal amount of Convertible Notes. See Convertible Senior Notes Repurchases in the “Liquidity and Capital Resources” section of this MD&A for further discussion.

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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 88-year history and our financial position remains strong. As of June 27, 2024, we had a cash balance of approximately $32.8 million, $175.2 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.28, and our net leverage ratio was 1.85x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	June 27, 2024	December 28, 2023
Long-term debt (GAAP measure) (1)	$175.7	$169.9
Finance lease obligations (GAAP measure) (2)	14.1	15.3
Less: Cash and cash equivalents	(32.8)	(55.6)
Net Debt	$157.0	$129.6

Net Debt	$157.0	$129.6
LTM Adjusted EBITDA (3)	84.8	108.7
Net Leverage (Net Debt to Adjusted EBITDA)	1.85x	1.19x

(1)Represents total long-term debt, including the current portion of long-term debt.
(2)Represents total finance lease obligations, including the current portion of finance lease obligations.
(3)LTM Adjusted EBITDA is Adjusted EBITDA as reconciled and defined above for the last four fiscal quarters.

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
Financial Condition
Net cash provided by operating activities totaled $20.9 million during the first half of fiscal 2024, compared to net cash provided by operating activities of $47.3 million during the first half of fiscal 2023. The $26.4 million decrease in net cash used in operating activities was primarily due to a $36.1 million decrease in net earnings, a $1.3 million increase in cash matching contributions to our retirement savings and profit-sharing plan, a decrease in deferred income tax benefits and unfavorable changes in working capital, partially offset by a $13.9 million non-cash debt conversion expense and an increase in non-cash share-based compensation expense.

Net cash used in investing activities during the first half of fiscal 2024 totaled $40.6 million, compared to net cash used in investing activities of $16.6 million during the first half of fiscal 2023. The increase in net cash used in investing activities of $24.0 million was the result of an increase of $19.4 million in capital expenditures, a $5.6 million purchase of joint venture interests in The Lofton Hotel, and an increase in cash used in the purchase of trading securities and other investing activities, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $35.3 million during the first half of fiscal 2024 compared to $15.9 million during the first half of fiscal 2023.
Fiscal 2024 first half cash capital expenditures included approximately $6.5 million incurred in our theatre division, primarily related to normal maintenance capital projects. We also incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2024 of approximately $27.0 million, including costs related to guest room renovations at The Pfister Hotel, meeting space renovations at the Grand Geneva Resort and Spa and normal maintenance capital projects.
Net cash used in financing activities during the first half of fiscal 2024 totaled $2.3 million compared to net cash used in financing activities of $6.3 million during the first half of fiscal 2023. During the first half of fiscal 2024, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $81.0 million of new short-term revolving credit facility borrowings, and we made $36.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2024 (net $45.0 million increase in borrowings on our credit facility). We ended the second quarter of fiscal 2024 with $45.0 million outstanding borrowings under our revolving credit facility. During the first half of fiscal 2023, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $38.0 million of new short-term revolving credit facility borrowings, and we made $38.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2023 (net zero borrowings on our credit facility).
Principal payments on long-term debt were approximately $0.7 million during the first half of fiscal 2024 compared to payments of $0.8 million during the first half of fiscal 2023.
During the first half of fiscal 2024 we paid $46.5 million in cash for the Convertible Notes Repurchases (as defined below) and related transaction costs, with no repurchases in fiscal 2023. We received $5.8 million in cash from the proportionate unwind of the Capped Call Transactions in connection with the Convertible Notes Repurchases during the first half of fiscal 2024. See Convertible Senior Notes Repurchases for further discussion below.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.28 at June 27, 2024, compared to 0.26 at December 28, 2023.
During the first half of fiscal 2024 and the first half of fiscal 2023, we did not repurchase any shares of our common stock in the open market, although it is more likely we will do so in the second half of fiscal 2024. As of June 27, 2024, approximately 2.4 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first half of fiscal 2024 were $4.4 million. Dividends paid during the first half of fiscal 2023 were $3.1 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Convertible Senior Notes Repurchases
During the second quarter of fiscal 2024, we entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with certain holders of its Convertible Notes. Under the terms of the Purchase Agreements, the holders agreed to exchange $86.4 million in aggregate principal amount of Convertible Notes for cash consideration of $101.1 million (or $87.9 million net of the cash we received in connection with the unwind of a portion of the Capped Call Transactions as discussed below) effected over two separate repurchase tranches (the “Convertible Notes Repurchases”). On May 8, 2024, we entered into the first repurchase transaction to retire $40.0 million of aggregate principal amount of Convertible Notes for $45.9 million in cash consideration plus accrued interest, with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, we entered into the second repurchase transaction to retire $46.4 million of aggregate principal amount of Convertible Notes for $55.2 million in cash consideration plus accrued interest, with settlement occurring during the fiscal third quarter on July 16, 2024. Following settlement of the Convertible Note Repurchases on July 16, 2024, the aggregate principal amount of Convertible Notes outstanding was $13.6 million.
In connection with the Convertible Notes Repurchases, we entered into unwind agreements with the Capped Call Counterparties to terminate a portion of the Capped Call Transactions equal to the notional amounts of the Convertible Notes Repurchases, and to receive aggregate cash of $13.2 million effected over two separate unwind tranches. On May 8, 2024, we entered into the first tranche of unwind agreements and received $5.8 million in cash consideration with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, we entered into the second tranche of unwind agreements and received $7.5 million in cash consideration at settlement occurring during the fiscal third quarter on July 16, 2024.
During the second quarter and first half of fiscal 2024, we incurred debt conversion expense of $13.9 million in connection with the Convertible Notes Repurchases. The unwind of the Capped Call Transactions resulted in a $12.9 million increase in capital in excess of par within shareholders’ equity during the second quarter and first half of fiscal 2024.
Master Note Purchase Agreement
Subsequent to the end of the second quarter of fiscal 2024, on July 9, 2024, we entered into a Master Note Purchase Agreement with several purchasers party to the agreement, pursuant to which we issued and sold $100.0 million aggregate principal amount of senior notes in two tranches: (i) $60.0 million in aggregate principal amount of the Company’s 6.89% Series 2024 Senior Notes, Tranche A due July 9, 2031 (the “Tranche A Notes”) and (ii) $40.0 million in aggregate principal amount of the Company’s 7.02% Series 2024 Senior Notes, Tranche B due July 9, 2034 (the “Tranche B Notes” and, collectively with the Tranche A Notes, the “2024 Senior Notes”). The net proceeds were used to refinance the Convertible Notes Repurchases of $86.4 million aggregate principal amount of Convertible Notes and for general corporate purposes.
Interest on the 2024 Senior Notes is payable semi-annually in arrears on the 9th day of January and July each year, commencing on January 9, 2025, and on the applicable maturity date. The Tranche A Notes require annual principal amortization payments beginning in fiscal 2027 with a final maturity in fiscal 2031. The Tranche B Notes require annual principal amortization payments beginning in fiscal 2028 with a final maturity in fiscal 2034. The Master Note Purchase Agreement contains various restrictions and covenants applicable to the Company and certain of its subsidiaries that are consistent with the restrictions, covenants and collateral provisions in the Company’s existing Credit Agreement and Note Purchase Agreements. Among other requirements, the Master Note Purchase Agreement requires us to maintain (i) a ratio of consolidated net debt (as defined in the Master Note Purchase Agreement) to consolidated EBITDA (as defined in the Master Note Purchase Agreement) of 3.50 to 1.00 or less, with some temporary exceptions for material acquisitions, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense (as defined in the Master Note Purchase Agreement) for each period of four consecutive fiscal quarters (determined as of the last day of each fiscal quarter) of 3.00 to 1.00 or more.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 29 - May 2	—	$—	—	2,407,601
May 3 - May 30	—	—	—	2,407,601
May 31 - June 27	—	—	—	2,407,601
Total	—	$—	—	2,407,601
(1)Through June 27, 2024, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 27, 2024, we had repurchased approximately 9.3 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the first quarter of 2024 were purchased in connection with the vesting of grants of restricted stock in which we repurchased shares from the stockholders whose restricted shares vested in order to cover such stockholders’ related withholding taxes.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the thirteen weeks ended June 27, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

4.1
Master Note Purchase Agreement, dated as of July 9, 2024, by and among The Marcus Corporation and the several purchasers party thereto. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 9, 2024.]

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

THE MARCUS CORPORATION

DATE: August 1, 2024	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: August 1, 2024	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1