Form 10-Q
period 2024-09-26
MARCUS CORP
filed 2024-10-31
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Kilbourn Avenue, Suite 1200 Milwaukee ,Wisconsin	53202-6628
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 905-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	MCS	New York Stock Exchange
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
COMMON STOCK OUTSTANDING AT OCTOBER 29, 2024 – 24,497,446
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 29, 2024 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 26, 2024	December 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,415	$55,589
Restricted cash	4,630	4,249
Accounts receivable, net of reserves of $176 and $115, respectively	28,309	19,703
Other current assets	26,391	22,175
Total current assets	87,745	101,716

Property and equipment:
Land and improvements	132,236	131,833
Buildings and improvements	733,972	719,521
Leasehold improvements	163,891	166,245
Furniture, fixtures and equipment	422,296	397,150
Finance lease right-of-use assets	29,219	30,106
Construction in progress	17,551	11,432
Total property and equipment	1,499,165	1,456,287
Less accumulated depreciation and amortization	812,172	774,025
Net property and equipment	686,993	682,262

Operating lease right-of-use assets	168,404	179,788

Other assets:
Investments in joint ventures	5,392	1,718
Goodwill	74,996	74,996
Other	23,429	24,623
Total other assets	103,817	101,337
TOTAL ASSETS	$1,046,959	$1,065,103
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 26, 2024	December 28, 2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,284	$37,384
Income taxes	847	—
Taxes other than income taxes	17,730	18,585
Accrued compensation	17,386	22,598
Other accrued liabilities	58,931	57,685
Current portion of finance lease obligations	2,546	2,579
Current portion of operating lease obligations	14,315	15,290
Current maturities of long-term debt	10,460	10,303
Total current liabilities	161,499	164,424

Finance lease obligations	10,989	12,753

Operating lease obligations	167,384	178,582

Long-term debt	162,633	159,548

Deferred income taxes	34,719	32,235

Other long-term obligations	47,443	46,389

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,237,374 shares at September 26, 2024 and 24,691,548 shares at December 28, 2023	25,237	24,692
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at September 26, 2024 and 7,078,410 shares at December 28, 2023	6,985	7,078
Capital in excess of par	176,198	160,642
Retained earnings	266,211	281,599
Accumulated other comprehensive loss	(1,371)	(1,336)
	473,260	472,675
Less cost of Common Stock in treasury (739,977 shares at September 26, 2024 and 47,916 shares at December 28, 2023)	(10,968)	(1,503)
Total shareholders’ equity	462,292	471,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,046,959	$1,065,103
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Earnings (Loss)
(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Revenues:
Theatre admissions	$68,980	$63,652	$158,156	$180,274
Rooms	40,019	36,456	88,728	82,959
Theatre concessions	62,118	54,551	141,230	156,633
Food and beverage	22,283	20,214	57,718	53,980
Other revenues	28,876	23,908	71,112	65,024
	222,276	198,781	516,944	538,870
Cost reimbursements	10,392	9,985	30,303	29,179
Total revenues	232,668	208,766	547,247	568,049

Costs and expenses:
Theatre operations	68,460	62,742	165,563	180,716
Rooms	12,300	11,594	32,875	31,232
Theatre concessions	24,062	20,738	57,463	59,069
Food and beverage	16,084	15,266	45,027	43,285
Advertising and marketing	6,645	6,025	18,448	16,703
Administrative	23,202	19,854	67,234	59,171
Depreciation and amortization	17,274	19,158	49,988	51,028
Rent	6,631	6,592	19,474	19,679
Property taxes	4,442	4,663	12,061	13,952
Other operating expenses	10,279	10,290	29,890	29,577
Loss on disposition of property, equipment and other assets	115	242	95	1,019
Impairment charges	—	684	472	684
Reimbursed costs	10,392	9,985	30,303	29,179
Total costs and expenses	199,886	187,833	528,893	535,294

Operating income	32,782	20,933	18,354	32,755

Other income (expense):
Investment income	809	445	1,674	1,064
Interest expense	(3,062)	(2,869)	(8,160)	(8,970)
Other income (expense)	(390)	(477)	(1,121)	(1,355)
Debt conversion expense	(1,410)	—	(15,318)	—
Equity earnings (losses) from unconsolidated joint ventures	(9)	75	(446)	(127)
	(4,062)	(2,826)	(23,371)	(9,388)

Earnings (loss) before income taxes	28,720	18,107	(5,017)	23,367
Income tax expense	5,406	5,873	3,756	7,133
Net earnings (loss)	$23,314	$12,234	$(8,773)	$16,234

Net earnings (loss) per share - basic:
Common Stock	$0.74	$0.39	$(0.28)	$0.52
Class B Common Stock	$0.69	$0.36	$(0.26)	$0.48

Net earnings (loss) per share - diluted:
Common Stock	$0.73	$0.32	$(0.28)	$0.46
Class B Common Stock	$0.69	$0.31	$(0.26)	$0.46
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	13 Weeks Ended		39 Weeks Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023

Net earnings (loss)	$23,314	$12,234	$(8,773)	$16,234
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $4, $4, $13 and $13, respectively	(12)	(12)	(35)	(35)
Fair market value adjustment of interest rate swap, net of tax benefit of $8	—	—	—	(22)
Reclassification adjustment on interest rate swap included in interest expense, net of tax benefit of $20	—	—	—	(58)
Other comprehensive loss	(12)	(12)	(35)	(115)
Comprehensive income (loss)	$23,302	$12,222	$(8,808)	$16,119

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	39 Weeks Ended
	September 26, 2024	September 28, 2023

OPERATING ACTIVITIES:
Net earnings (loss)	$(8,773)	$16,234
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on investments in joint ventures	446	127
Distribution from joint venture	—	200
(Gain) loss on disposition of property, equipment and other assets	95	1,019
Impairment charges	472	684
Debt conversion expense	15,318	—
Depreciation and amortization	49,988	51,028
Amortization of debt issuance costs	918	1,109
Share-based compensation	7,157	5,000
Deferred income taxes	2,496	6,586
Other long-term obligations	1,293	904
Contribution of the Company’s stock to savings and profit-sharing plan	—	1,259
Changes in operating assets and liabilities:
Accounts receivable	(3,851)	59
Other assets	(175)	(3,043)
Operating leases	(541)	(663)
Accounts payable	(2,934)	(4,389)
Income taxes	1,060	(241)
Taxes other than income taxes	(855)	1,061
Accrued compensation	(5,212)	(6,195)
Other accrued liabilities	(5,528)	(2,097)
Total adjustments	60,147	52,408
Net cash provided by operating activities	51,374	68,642

INVESTING ACTIVITIES:
Capital expenditures	(53,770)	(25,836)
Proceeds from disposals of property, equipment and other assets	151	67
Capital contribution in joint venture	(5,620)	—
Subscription and sale of joint venture interests	1,500	—
Proceeds from sale of trading securities	37	17
Purchase of trading securities	(1,148)	(839)
Other investing activities	453	(291)
Net cash used in investing activities	(58,397)	(26,882)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	81,000	38,000
Repayment of borrowings on revolving credit facility	(81,000)	(38,000)
Proceeds from issuance of long-term debt	100,000	—
Principal payments on long-term debt	(11,024)	(11,097)
Repayment of borrowing on insurance policy	—	(6,700)
Repurchase of convertible senior notes	(102,525)	—
Proceeds from capped call unwind	13,230	—
Debt issuance costs	(1,083)	(82)
Principal payments on finance lease obligations	(1,842)	(1,904)
Equity transactions:
Treasury stock transactions, except for stock options	(9,911)	(526)
Exercise of stock options	—	222
Dividends paid	(6,615)	(5,273)
Distributions to noncontrolling interest	—	(824)
Net cash used in financing activities	(19,770)	(26,184)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,793)	15,576
Cash, cash equivalents and restricted cash at beginning of period	59,838	24,506
Cash, cash equivalents and restricted cash at end of period	$33,045	$40,082

Supplemental Information:
Interest paid, net of amounts capitalized	$8,630	$9,542
Income taxes paid, including interest earned	(201)	(788)
Change in accounts payable for additions to property, equipment and other assets	4,834	1,550
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the 13 and 39 weeks ended September 26, 2024 and September 28, 2023 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 26, 2024, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2023.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 28, 2023, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,277 and $49,992 for the 13 and 39 weeks ended September 26, 2024, respectively, and $19,150 and $51,004 for the 13 and 39 weeks ended September 28, 2023, respectively.
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
During the 39 weeks ended September 26, 2024, the Company determined that indicators of impairment were present at one asset group for a leased theatre location that the Company made the decision to close during the second quarter of fiscal 2024. As such, the Company evaluated the fair value of these assets, consisting primarily of land improvements, leasehold improvements, building, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset), was less than their carrying values and recorded a $472 impairment loss, reducing certain property and equipment and certain operating lease net obligations. The remaining net book value of the impaired assets as of the date of the asset write-down (June 27, 2024) was $0.
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
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the 39 weeks ended September 26, 2024 or September 28, 2023.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023

Net earnings (loss) per share - basic:
Common Stock	$0.74	$0.39	$(0.28)	$0.52
Class B Common Stock	$0.69	$0.36	$(0.26)	$0.48
Net earnings (loss) per share - diluted:
Common Stock	$0.73	$0.32	$(0.28)	$0.46
Class B Common Stock	$0.69	$0.31	$(0.26)	$0.46

Numerator:
Net earnings (loss)	$23,314	$12,234	$(8,773)	$16,234

Denominator (in thousands):
Denominator for basic EPS	31,953	31,691	32,002	31,645
Effect of dilutive employee stock options	17	41	—	48
Effect of restricted stock units	47	—	—	—
Effect of convertible senior notes	14	9,242	—	9,242
Diluted weighted-average shares outstanding	32,031	40,974	32,002	40,935

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	2,800	2,965	2,809	2,965
Restricted stock units	—	—	49	—
Performance stock units	139	—	141	—
Convertible senior notes	—	—	14	—
Total	2,939	2,965	3,013	2,965
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
Shareholders’ Equity - Activity impacting total shareholders’ equity attributable to The Marcus Corporation and noncontrolling interest for the 39 weeks ended September 26, 2024 and September 28, 2023 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 28, 2023	$24,692	$7,078	$160,642	$281,599	$(1,336)	$(1,503)	$471,172
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(449)	—	—	(449)
$0.07 per share Common Stock	—	—	—	(1,760)	—	—	(1,760)
Purchase of treasury stock	—	—	—	—	—	(301)	(301)
Reissuance of treasury stock	—	—	(3)	—	—	23	20
Issuance of non-vested stock	452	—	(515)	—	—	63	—
Shared-based compensation	—	—	2,514	—	—	—	2,514
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—
Comprehensive loss	—	—	—	(11,866)	(12)	—	(11,878)
BALANCES AT MARCH 28, 2024	25,237	6,985	162,638	267,524	(1,348)	(1,718)	459,318
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,763)	—	—	(1,763)
Reissuance of treasury stock	—	—	(7)	—	—	23	16
Issuance of non-vested stock	—	—	(326)	—	—	326	—
Shared-based compensation	—	—	2,418	—	—	—	2,418
Convertible senior note repurchase	—	—	(2,788)	—	—	—	(2,788)
Capped call unwind	—	—	12,904	—	—	—	12,904
Comprehensive loss	—	—	—	(20,221)	(11)	—	(20,232)
BALANCES AT JUNE 27, 2024	25,237	6,985	174,839	245,093	(1,359)	(1,369)	449,426
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.070 per share Common Stock	—	—	—	(1,749)	—	—	(1,749)
Purchase of treasury stock	—	—	—	—	—	(9,667)	(9,667)
Reissuance of treasury stock	—	—	6	—	—	16	22
Issuance of non-vested stock	—	—	(52)	—	—	52	—
Shared-based compensation	—	—	2,225	—	—	—	2,225
Convertible senior note repurchase	—	—	(5,472)	—	—	—	(5,472)
Capped call unwind	—	—	4,652	—	—	—	4,652
Comprehensive income	—	—	—	23,314	(12)	—	23,302
BALANCES AT SEPTEMBER 26, 2024	$25,237	$6,985	$176,198	$266,211	$(1,371)	$(10,968)	$462,292

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Shareholders’ Equity Attributable to The Marcus Corporation	Non- controlling Interest	Total Equity
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,229)	—	—	(1,229)	—	(1,229)
Exercise of stock options	—	—	(1)	—	—	3	2	—	2
Purchase of treasury stock	—	—	—	—	—	(313)	(313)	—	(313)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(3)	—	—	24	21	—	21
Issuance of non-vested stock	82	—	(143)	—	—	61	—	—	—
Shared-based compensation	—	—	2,172	—	—	—	2,172	—	2,172
Other	—	—	1	(1)	—	—	—	—	—
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(550)	(550)
Comprehensive loss	—	—	—	(9,466)	(91)	—	(9,557)	—	(9,557)
BALANCES AT MARCH 30, 2023	24,692	7,078	157,000	263,239	(1,785)	(2,091)	448,133	274	448,407
Cash dividends:
$0.045 per share Class B Common Stock	—	—	—	(319)	—	—	(319)	—	(319)
$0.05 per share Common Stock	—	—	—	(1,230)	—	—	(1,230)	—	(1,230)
Exercise of stock options	—	—	(25)	—	—	121	96	—	96
Purchase of treasury stock	—	—	—	—	—	(226)	(226)	—	(226)
Reissuance of treasury stock	—	—	(204)	—	—	223	19	—	19
Issuance of non-vested stock	—	—	(55)	—	—	55	—	—	—
Shared-based compensation	—	—	1,515	—	—	—	1,515	—	1,515
Other	—	—	—	1	—	(1)	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(274)	(274)
Comprehensive income (loss)	—	—	—	13,466	(12)	—	13,454	—	13,454
BALANCES AT JUNE 29, 2023	24,692	7,078	158,231	275,157	(1,797)	(1,919)	461,442	—	461,442
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(453)	—	—	(453)	—	(453)
$0.07 per share Common Stock	—	—	—	(1,723)	—	—	(1,723)	—	(1,723)
Exercise of stock options	—	—	(184)	—	—	1,171	987	—	987
Purchase of treasury stock	—	—	—	—	—	(914)	(914)	—	(914)
Reissuance of treasury stock	—	—	(3)	—	—	27	24	—	24
Issuance of non-vested stock	—	—	(53)	—	—	53	—	—	—
Shared-based compensation	—	—	1,313	—	—	—	1,313	—	1,313
Comprehensive income	—	—	—	12,234	(12)	—	12,222	—	12,222
BALANCES AT SEPTEMBER 28, 2023	$24,692	$7,078	$159,304	$285,215	$(1,809)	$(1,582)	$472,898	$—	$472,898

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 26, 2024	December 28, 2023

Net unrecognized actuarial loss for pension obligation	$(1,371)	$(1,336)
	$(1,371)	$(1,336)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 26, 2024 and December 28, 2023, the Company’s $7,332 and $5,364 respectively, of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At September 26, 2024 and December 28, 2023, the Company’s $15,014 and $37,018, respectively, of investments in money market funds were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of September 26, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of September 26, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $160,000 of senior notes, valued using Level 2 pricing inputs, is approximately $160,917 at September 26, 2024, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The fair value of the Company's $13,649 of convertible senior notes, valued using Level 2 pricing inputs, is approximately $20,183 at September 26, 2024, determined based on market rates and the closing trading price of the convertible senior notes as of September 26, 2024. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	13 Weeks Ended		39 Weeks Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023

Service cost	$62	$122	$186	$366
Interest cost	445	453	1,334	1,358
Net amortization of prior service cost and actuarial loss	(16)	(16)	(48)	(48)
Net periodic pension cost	$491	$559	$1,472	$1,676
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of earnings.
Revenue Recognition – The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 26, 2024 is as follows:

	13 Weeks Ended September 26, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$68,980	$—	$—	$68,980
Rooms	—	40,019	—	40,019
Theatre concessions	62,118	—	—	62,118
Food and beverage	—	22,283	—	22,283
Other revenues(1)	12,090	16,699	87	28,876
Revenue before cost reimbursements	143,188	79,001	87	222,276
Cost reimbursements	655	9,737	—	10,392
Total revenues	$143,843	$88,738	$87	$232,668

	39 Weeks Ended September 26, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$158,156	$—	$—	$158,156
Rooms	—	88,728	—	88,728
Theatre concessions	141,230	—	—	141,230
Food and beverage	—	57,718	—	57,718
Other revenues(1)	26,524	44,338	250	71,112
Revenue before cost reimbursements	325,910	190,784	250	516,944
Cost reimbursements	655	29,648	—	30,303
Total revenues	$326,565	$220,432	$250	$547,247
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the 13 and 39 weeks ended September 28, 2023 is as follows:

	13 Weeks Ended September 28, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$63,652	$—	$—	$63,652
Rooms	—	36,456	—	36,456
Theatre concessions	54,551	—	—	54,551
Food and beverage	—	20,214	—	20,214
Other revenues(1)	8,382	15,443	83	23,908
Revenue before cost reimbursements	126,585	72,113	83	198,781
Cost reimbursements	—	9,985	—	9,985
Total revenues	$126,585	$82,098	$83	$208,766

	39 Weeks Ended September 28, 2023
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$180,274	$—	$—	$180,274
Rooms	—	82,959	—	82,959
Theatre concessions	156,633	—	—	156,633
Food and beverage	—	53,980	—	53,980
Other revenues(1)	22,904	41,857	263	65,024
Revenue before cost reimbursements	359,811	178,796	263	538,870
Cost reimbursements	—	29,179	—	29,179
Total revenues	$359,811	$207,975	$263	$568,049
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $34,463 and $38,034 as of September 26, 2024 and December 28, 2023, respectively. The Company had no contract assets as of September 26, 2024 and December 28, 2023. During the 39 weeks ended September 26, 2024, the Company recognized revenue of $17,208 that was included in deferred revenues as of December 28, 2023. During the 39 weeks ended September 28, 2023, the Company recognized revenue of $14,545 that was included in deferred revenues as of December 29, 2022. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of September 26, 2024, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $2,031 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of September 26, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $14,181 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of September 26, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,074 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
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
2. Long-Term Debt
Long-term debt is summarized as follows:

	September 26, 2024	December 28, 2023

Senior notes	$160,000	$70,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	192	528
Convertible senior notes	13,649	100,050
Payroll Protection Program loans	544	1,233
Revolving credit agreement	—	—
Debt issuance costs	(1,292)	(1,960)
Total debt, net of debt issuance costs	173,093	169,851
Less current maturities, net of issuance costs	10,460	10,303
Long-term debt	$162,633	$159,548
Credit Agreement
As of September 26, 2024, the Company has a Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At September 26, 2024, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), effectively 6.60% at September 26, 2024. Availability under the $225,000 revolving credit facility was $220,185 as of September 26, 2024 after taking into consideration outstanding letters of credit that reduce revolver availability.
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
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
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
Note Purchase Agreements
At September 26, 2024, the Company’s $160,000 of senior notes consisted of three Note Purchase Agreements maturing in 2025 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 7.02%. The weighted average fixed rate of the $160,000 senior notes was 5.94% as of September 26, 2024.
During the 13 weeks ended September 26, 2024, on July 9, 2024, the Company entered into a Master Note Purchase Agreement with several purchasers party to the agreement, pursuant to which the Company issued and sold $100,000 aggregate principal amount of senior notes in two tranches: (i) $60,000 in aggregate principal amount of the Company’s 6.89% Series 2024 Senior Notes, Tranche A due July 9, 2031 (the “Tranche A Notes”) and (ii) $40,000 in aggregate principal amount of the Company’s 7.02% Series 2024 Senior Notes, Tranche B due July 9, 2034 (the “Tranche B Notes” and, collectively with the Tranche A Notes, the “2024 Senior Notes”). The net proceeds were used to refinance the Convertible Notes Repurchases of $99,901 aggregate principal amount of Convertible Notes (see below) and for general corporate purposes.
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
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
(in thousands, except share and per share data)

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
Upon conversion, the Convertible Notes may be settled, at the Company’s election, in cash, shares of Common Stock or a combination thereof. The initial conversion rate was 90.8038 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $11.01 per share of Common Stock), representing an initial conversion premium of approximately 22.5% to the $8.99 last reported sale price of the Common Stock on The New York Stock Exchange on September 17, 2020. The conversion rate is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At September 26, 2024, the applicable conversion rate is 94.3588 shares of Common Stock per $1,000 principal amount of the Convertible Notes (equivalent to an applicable conversion price of approximately $10.60 per share of Common Stock). The Company may not redeem the Convertible Notes before maturity and no “sinking fund” is provided for the Convertible Notes.
Since the Company’s fiscal 2021 second quarter through the Company’s fiscal 2024 second quarter, the Company’s Convertible Notes were eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. During the Company’s fiscal 2024 third quarter the Convertible Notes were not eligible for conversion at the option of the holders as the last reported sale price of the Common Stock was not greater than or equal to 130% of the applicable conversion price for at least 20 trading days during the last 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter. The Company has the ability to settle the conversion in Company stock. The Convertible Notes are eligible for conversion at the option of the holders during the Company’s fiscal 2024 fourth quarter.
In connection with the pricing of the Convertible Notes on September 17, 2020, and in connection with the exercise by the Initial Purchasers (as defined in the Convertible Notes purchase agreement) of their option to purchase additional Convertible Notes on September 18, 2020, the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce potential dilution of the Company’s common stock upon any conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. If, however, the market price per share of the Company’s common stock, as measured under the terms of the Capped Call Transactions, exceeds the cap price of the Capped Call Transactions, there would nevertheless be dilution to the extent that such market price exceeds the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions was initially $17.98 per share (in no event shall the cap price be less than the strike price of $11.0128), which represents a premium of 100% over the last reported sale price of the Common Stock of $8.99 per share on The New York Stock Exchange on September 17, 2020. Under the terms of the Capped Call Transactions, the cap price is subject to adjustment for certain events, including distributions and dividends paid to holders of Common Stock. At September 26, 2024, the adjusted cap price is approximately $17.30 per share. The Capped Call Transactions are separate transactions entered into by the Company with the Capped Call Counterparties, are not part of the terms of the Convertible Notes and will not change the rights of holders of the Convertible Notes under the Convertible Notes and the Indenture.
Convertible Senior Notes Repurchases
During the 39 weeks ended September 26, 2024, the Company entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with certain holders of its Convertible Notes. Under the terms of the Purchase

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
(in thousands, except share and per share data)

Agreements, the holders agreed to exchange $99,901 in aggregate principal amount of Convertible Notes for cash consideration of $121,511 (or $103,314 net of the cash received by the Company in connection with the unwind of a portion of the Capped Call Transactions as discussed below) effected over three separate repurchase tranches (the “Convertible Notes Repurchases”). On May 8, 2024, the Company entered into the first repurchase transaction to retire $40,000 of aggregate principal amount of Convertible Notes for $45,879 in cash consideration plus accrued interest, with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, the Company entered into the second repurchase transaction to retire $46,401 of aggregate principal amount of Convertible Notes for $55,208 in cash consideration plus accrued interest, with settlement occurring during the fiscal third quarter on July 16, 2024. On September 19, 2024, the Company entered into the third repurchase transaction to retire $13,500 of aggregate principal amount of Convertible Notes for $20,424 in cash consideration plus accrued interest, with settlement occurring during the fiscal fourth quarter on October 11, 2024. Following settlement of the Convertible Note Repurchases on October 11, 2024, the aggregate principal amount of Convertible Notes outstanding was $149. During the 13 and 39 weeks ended September 26, 2024, the Company incurred debt conversion expense of $1,410 and $15,318, respectively, in connection with the Convertible Notes Repurchases.
In connection with the Convertible Notes Repurchases, the Company entered into unwind agreements with the Capped Call Counterparties to terminate a portion of the Capped Call Transactions equal to the notional amounts of the Convertible Notes Repurchases, and for the Company to receive aggregate cash of $18,197 effected over three separate unwind tranches. On May 8, 2024, the Company entered into the first tranche of unwind agreements and received $5,770 in cash consideration with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, the Company entered into the second tranche of unwind agreements and received $7,460 in cash consideration at settlement occurring during the fiscal third quarter on July 16, 2024. On September 19, 2024, the Company entered into the third tranche of unwind agreements and received $4,967 in cash consideration at settlement occurring during the fiscal fourth quarter on October 11, 2024.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
(in thousands, except share and per share data)

Total lease cost consists of the following:

		13 Weeks Ended		39 Weeks Ended
Lease Cost	Classification	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$555	$695	$1,724	$2,074
Interest on lease liabilities	Interest expense	173	187	508	577
		$728	$882	$2,232	$2,651
Operating lease costs:
Operating lease costs	Rent expense	$5,891	$6,027	$18,009	$18,104
Variable lease cost	Rent expense	646	526	1,248	1,469
Short-term lease cost	Rent expense	94	39	217	106
		$6,631	$6,592	$19,474	$19,679
Additional information related to leases is as follows:

	13 Weeks Ended		39 Weeks Ended
Other Information	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$628	$703	$1,842	$1,904
Operating cash flows from finance leases	173	187	508	577
Operating cash flows from operating leases	6,067	6,308	18,876	19,167

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	73	181	188	317
Operating lease liabilities	983	261	3,095	261

	September 26, 2024	December 28, 2023

Finance leases:
Property and equipment – gross	$29,219	$30,106
Accumulated depreciation and amortization	(18,730)	(17,956)
Property and equipment - net	$10,489	$12,150

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	September 26, 2024	December 28, 2023
Weighted-average remaining lease terms:
Finance leases	6 years	7 years
Operating leases	11 years	12 years

Weighted-average discount rates:
Finance leases	4.68%	4.62%
Operating leases	4.70%	4.52%
Deferred rent payments of approximately $590 for the Company’s operating leases have been included in the total operating lease obligations as of September 26, 2024, of which approximately $141 is included in long-term operating lease obligations.
4. Share Based Compensation
During the 39 weeks ended September 26, 2024, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates.

Restricted Stock and Restricted Stock Units
During the 39 weeks ended September 26, 2024, the Company granted (i) an annual award of restricted stock and RSUs with a vesting period of 50% after two years and 100% after three years, and (ii) a special long-term incentive and retention award of restricted stock to certain executives with a vesting period of 100% after four years, or upon retirement after three years. Restricted stock awards are issued and outstanding common stock at the time of the grant and become unrestricted upon the vesting date. RSU awards are payable in common stock upon vesting. The Company expenses the cost of restricted stock and RSU awards over the vesting period based on the fair value of the award at the date of grant.

Performance Stock Units
During the 39 weeks ended September 26, 2024, the Company granted PSUs with vesting subject to the Company’s achievement of performance goals expressed in terms of (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, growth rate ranking relative to the Russell 2000 Index with respect to 25% of the total number of performance stock unit awards, and (ii) the Company’s average return on invested capital, or ROIC, ranking relative to the Russell 2000 Index with respect to 75% of the total number of performance stock unit awards. For grants awarded in fiscal 2024, the PSU performance goals relate to the three-year performance period from fiscal 2024-2026. PSUs are payable at the end of their respective performance period in common stock, and the number of PSUs awarded can range from zero to 150% depending on the Company’s achievement of the relative performance metrics. The Company expenses the cost of PSUs based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratable over the performance period of three fiscal years.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
(in thousands, except share and per share data)

A summary of the Company’s stock option, restricted stock and RSU and PSU activity and related information follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands):

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 28, 2023	3,173	$22.69	238	$17.41	—	$—
Granted	—	—	503	14.83	143	14.84
Exercised (1)	—	—	—	—	—	—
Vested (2)	—	—	(47)	21.35	—	—
Forfeited	(156)	18.92	(4)	14.84	(4)	14.84
September 26, 2024	3,017	$22.88	690	$15.28	139	$14.84
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $2,225 and $7,157, respectively, during the 13 and 39 weeks ended September 26, 2024, and $1,313 and $5,000, respectively, during the 13 and 39 weeks ended September 28, 2023. As of September 26, 2024, total unrecognized share-based compensation expense related to stock options was $1,909, which will be amortized to expense over the weighted-average remaining life of 1.9 years. As of September 26, 2024, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $6,645, which will be amortized over the weighted-average remaining service period of 2.9 years.
At September 26, 2024, there were 117,441 shares available for grants of additional stock options, restricted stock, RSUs, PSUs and other types of equity awards under the current plan.
5. Income Taxes
The Company’s effective income tax rate for the 13 and 39 weeks ended September 26, 2024 was 18.9% and (74.9)%, respectively, and 32.4% and 30.5% for the 13 and 39 weeks ended September 28, 2023, respectively. The fiscal 2024 first three quarters effective income tax rate was negatively impacted by a nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1,217 reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions and excess compensation subject to deduction limitations.
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
FOR THE 13 AND 39 WEEKS ENDED SEPTEMBER 26, 2024
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
Following is a summary of business segment information for the 13 and 39 weeks ended September 26, 2024 and September 28, 2023:

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 26, 2024
Revenues	$143,843	$88,738	$87	$232,668
Operating income (loss)	21,761	17,041	(6,020)	32,782
Depreciation and amortization	11,347	5,789	138	17,274

13 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 28, 2023
Revenues	$126,585	$82,098	$83	$208,766
Operating income (loss)	11,377	14,377	(4,821)	20,933
Depreciation and amortization	14,258	4,817	83	19,158

39 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 26, 2024
Revenues	$326,565	$220,432	$250	$547,247
Operating income (loss)	18,803	17,996	(18,445)	18,354
Depreciation and amortization	33,900	15,701	387	49,988

39 Weeks Ended	Theatres	Hotels/ Resorts	Corporate Items	Total
September 28, 2023
Revenues	$359,811	$207,975	$263	$568,049
Operating income (loss)	32,707	15,450	(15,402)	32,755
Depreciation and amortization	37,063	13,706	259	51,028

THE MARCUS CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and the accompanying Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects future pandemics or epidemics may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (including disruptions in the production of films due to events such as a strike by actors, writers or directors or future pandemics); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres; and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
RESULTS OF OPERATIONS
General
We report our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December. Fiscal 2024 is a 52-week year beginning on December 29, 2023 and ending on December 26, 2024. Fiscal 2023 was a 52-week year that began on December 30, 2022 and ended on December 28, 2023.
We divide our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. The third quarter of fiscal 2024 consisted of the 13-week period beginning on June 28, 2024 and ended on September 26, 2024. The third quarter of fiscal 2023 consisted of the 13-week period beginning June 30, 2023 and ended on September 28, 2023. Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.

Overall Results
The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the third quarter and first three quarters of fiscal 2024 and fiscal 2023 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Revenues	$232.7	$208.8	$23.9	11.4%	$547.2	$568.0	$(20.8)	(3.7)%
Operating income	32.8	20.9	11.8	56.6%	18.4	32.8	(14.4)	(44.0)%
Other income (expense)	(4.1)	(2.8)	(1.2)	(43.7)%	(23.4)	(9.4)	(14.0)	(148.9)%
Net earnings (loss)	$23.3	$12.2	$11.1	90.6%	$(8.8)	$16.2	$(25.0)	(154.0)%
Net earnings (loss) per common share - diluted	$0.73	$0.32	$0.41	128.1%	$(0.28)	$0.46	$(0.74)	(160.9)%
Revenues increased during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 due to increased revenues from both our theatre division and hotels and resorts division. Revenues decreased during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023 due to a decrease in revenues from our theatre division, partially offset by increased revenues from our hotels and resorts division.
Operating income increased during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 due to increased operating income from both our theatre division and hotels and resorts division, partially offset by an increase in corporate operating losses. Operating income decreased during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023 primarily due to a decrease in operating income from our theatre division and an increase in corporate operating losses, partially offset by increased operating income from our hotels and resorts division.
Net earnings and net earnings per diluted common share increased during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 due to increased operating income and investment income, partially offset by the impact of debt conversion expense. Net earnings (loss) and net earnings (loss) per diluted common share decreased during the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023 due to decreased operating income and the impact of debt conversion expense, partially offset by increased investment income and lower interest expense.
Other income (expense) during the third quarter and first three quarters of fiscal 2024 were negatively impacted by debt conversion expense of $1.4 million and $15.3 million, respectively, in connection with the $99.9 million aggregate principal amount of Convertible Notes Repurchases. See Convertible Senior Notes Repurchases in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
We recognized investment income of $0.8 million and $1.7 million during the third quarter and first three quarters of fiscal 2024, respectively, compared to $0.4 million and $1.1 million during the third quarter and first three quarters of fiscal 2023, respectively. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $3.1 million and $8.2 million for the third quarter and first three quarters of fiscal 2024, respectively, compared to $2.9 million and $9.0 million for the third quarter and first three quarters of fiscal 2023, respectively. The decrease in interest expense during the first three quarters of fiscal 2024 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported income tax expense for the third quarter of fiscal 2024 of $5.4 million compared to income tax expense of $5.9 million during the third quarter of fiscal 2023. We reported income tax expense for the first three quarters of fiscal 2024 of $3.8 million compared to income tax expense of $7.1 million during the first three quarters of fiscal 2023. Our fiscal 2024 first three quarters effective income tax rate was (74.9)%, and was negatively impacted by nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1.2 million reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions (combined negative impact of approximately 108 percentage points) and excess compensation subject to deduction limitations. Our fiscal 2023 first three quarters effective income tax rate was 30.5%. We anticipate that our effective income tax rate for fiscal 2024 may be in the (200)% to (210)% range, which includes an estimated negative impact of approximately 240 percentage points from the Convertible Notes Repurchases and termination of the Capped Call Transactions, and excludes any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2024 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Revenues	$143.8	$126.6	$17.3	13.6%	$326.6	$359.8	$(33.2)	(9.2)%
Operating income	21.8	11.4	10.4	91.3%	18.8	32.7	(13.9)	(42.5)%
Operating margin (% of revenues)	15.1%	9.0%			5.8%	9.1%
Our theatre division revenues and operating income increased with stronger performances from blockbuster films during the third quarter of fiscal 2024, compared to the third quarter of fiscal 2023. During the first three quarters of fiscal 2024, our theatre division revenues and operating income decreased compared to the first three quarters of fiscal 2023, driven by a weaker film slate in the first half of fiscal 2024, partially offset by an increase in film performance in the third quarter. The film slate in the first three quarters of fiscal 2024 was negatively impacted by the content supply chain disruption from the shutdown of movie production during the WGA and SAG-AFTRA labor strikes in 2023, which contributed to a weaker slate of available films, particularly in the first half of fiscal 2024, compared to the first three quarters of fiscal 2023, resulting in decreased theatre attendance.
The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Admission revenues	$69.0	$63.7	$5.3	8.4%	$158.2	$180.3	$(22.1)	(12.3)%
Concession revenues	62.1	54.6	7.6	13.9%	141.2	156.6	(15.4)	(9.8)%
Other revenues	12.1	8.4	3.7	44.2%	26.5	22.9	3.6	15.8%
Total revenues	143.2	126.6	16.6	13.1%	325.9	359.8	(33.9)	(9.4)%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2024 third quarter and first three quarters results, U.S. box office receipts increased 3.8% during our fiscal 2024 third quarter compared to the same comparable weeks in fiscal 2023, indicating that our increase of 9.5% in admission revenues for comparable theatres (excluding theatres closed during the past year) during the third quarter of fiscal 2024 outperformed the industry by 5.7 percentage points. We believe our over-performance is attributable to a favorable film mix during the third quarter of fiscal 2024 that included Deadpool & Wolverine, Despicable Me 4, Twisters, Inside Out 2, and It Ends with Us, that was more appealing to audiences in our Midwestern markets. Additionally, we believe changes to our Value Tuesday program made during the second quarter of fiscal 2024, including reintroducing free complimentary-sized popcorn for Magical Movie Reward (MMR) members on Tuesdays, have positively contributed to our outperformance.
Data received and complied by us from Comscore also indicates U.S. box office receipts decreased 11.0% during the first three quarters of fiscal 2024 compared to the same comparable weeks in fiscal 2023, indicating that our decrease of 11.3% in admission revenues for comparable theatres (excluding theatres closed during the past year) during the first three quarters of fiscal 2024 underperformed the industry by 0.3 percentage points. We believe the slight underperformance during the first three quarters of fiscal 2024 is due to an unfavorable film mix primarily during the first half of fiscal 2024 that was more appealing to audiences in other parts of the U.S. than in our Midwestern markets compared to a favorable film mix during the first half of fiscal 2023, partially offset by a favorable film slate and increased performance in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023.
Additional data received and compiled by us from Comscore indicates our admission revenues at comparable theatres during the third quarter and first three quarters of fiscal 2024 represented approximately 3.1% and 3.0%, respectively, of the total admission revenues in the U.S. (commonly referred to as market share in our industry), compared to 2.9% and 3.1% during the third quarter and first three quarters of fiscal 2023, respectively. Our goal is to continue our historical long-term pattern of outperforming the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres increased 7.1% during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023, which was primarily attributable to a stronger film slate, higher box office performance from the top films during the third quarter of fiscal 2024 versus the top films last fiscal year during the third quarter, and an increase in the number of films released during the fiscal 2024 third quarter. During the third quarter of fiscal 2024 there were 30 wide-release films (films showed in over approximately 1,500 theatres in the U.S.) compared to 24 wide-release films during the third quarter of fiscal 2023.
Total theatre attendance for our comparable theatres decreased 11.8% during the first three quarters of fiscal 2024 compared to the prior year period, resulting primarily from the weaker film slate in the first half of fiscal 2024, partially offset by an increase in theatre attendance during fiscal 2024 third quarter compared to the prior year quarter. During the first three quarters of fiscal 2024 there were 82 wide-release films compared to 76 wide-release films during the first three quarters of fiscal 2023, with the increase in wide release films occurring entirely in the third quarter. While the first half of fiscal 2024 compared to the first half of fiscal 2023 was comprised of a similar number of wide releases, there were fewer major franchise titles and an overall lower quality of film product during the first half of fiscal 2024, though film product quantity and quality significantly improved during the third quarter of fiscal 2024.
Our highest grossing films during the fiscal 2024 third quarter included Deadpool & Wolverine, Despicable Me 4, Twisters, Inside Out 2, and Beetlejuice Beetlejuice. Our top five films during our fiscal 2024 third quarter accounted for 66% of our total box office results, compared to 56% (including event cinema in both periods) for the top five films during the third quarter of fiscal 2023, both expressed as a percentage of the total admission revenues for the relevant period. An increased concentration of blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more concentrated film slate, our overall film cost as a percentage of admission revenues increased during the third quarter of fiscal 2024 compared to the same period in the prior fiscal year.
Our average ticket price increased 2.6% during the third quarter of fiscal 2024, compared to the third quarter of fiscal 2023. During the first three quarters of fiscal 2024, our average ticket price increased 0.9% compared to the first three quarters of fiscal 2023. Our average ticket price during the third quarter of fiscal 2024 was positively impacted by an increased percentage of ticket sales coming from Premium Large Format (PLF) screens and evening showings, partially offset by the negative impact of an increased percentage of our weekly attendance coming from Value Tuesday, and promotional pricing offerings, including a $7 Everyday Matinee for seniors and children that was introduced during the second quarter of fiscal 2024. The overall change in average ticket price favorably impacted our admission revenues of our comparable theatres by $1.5 million and $0.9 million during the third quarter and first three quarters of fiscal 2024 compared to the third quarter and first three quarters of fiscal 2023, respectively.
Our average concession revenues per person increased by 7.9% and 3.7% during the third quarter and first three quarters of fiscal 2024 compared to the third quarter and first three quarters of fiscal 2023, respectively, due to market pricing adjustments, as well an increase in the number of concessions, food and beverage transactions per ticket sold, or our “hit rate”. During the second quarter of fiscal 2024, we made changes to our Value Tuesday promotion for our MMR loyalty members, discontinuing the prior promotion that offered a 20% discount on all concessions, food and non-alcoholic beverages and reintroducing a free complimentary-sized popcorn, which has been well received by guests. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $4.3 million and $4.6 million during the third quarter and first three quarters of fiscal 2024 compared to the third quarter and first three quarters of fiscal 2023, respectively.
Other revenues during the third quarter of fiscal 2024 increased by $3.7 million compared to the third quarter of fiscal 2023 due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue.

Late during the first quarter of fiscal 2024, we made changes to the criteria for waiving internet surcharge ticket fees for our MMR members, resulting in an increase in ticketing fees per person during the third quarter of fiscal 2024. Other revenues during the first three quarters of fiscal 2024 increased by $3.6 million compared to the first three quarters of fiscal 2023 due to an increase in internet surcharge ticketing fees per person, partially offset by the impact of overall decreased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue during the first three quarters of fiscal 2024.
The quantity, quality, and mix of films available for theatrical exhibition, including wide-release films, was negatively impacted during fiscal 2024 by the shutdown of movie production resulting from the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. While the labor strikes were resolved in the fourth quarter of fiscal 2023 with film production resuming thereafter, the quantity of new film releases available for theatrical exhibition during fiscal 2024 was negatively impacted by the prolonged shutdown of movie production during the first half of the year, as was the overall quality of the films released, as several film release dates for major motion pictures were shifted to fiscal 2025. While lead times for movie production to theatrical release are lengthy, based upon projected film and alternate content availability, we currently estimate that we may once again show an increased number of films and alternate content events on our screens during fiscal 2025 compared to fiscal 2024.
We ended the third quarter of fiscal 2024 with a total of 981 company-owned screens in 78 theatres and 14 managed screens at one theatre, compared to 993 company-owned screens in 79 theatres at the end of the third quarter of fiscal 2023. We made decisions to close several underperforming theatres during fiscal 2023 and fiscal 2024, including one of our owned theatres in the first quarter of fiscal 2023, two owned theatres in the second quarter of fiscal 2023, two owned theatres and one leased theatre in the third quarter of fiscal 2023, and one leased theatre in the second quarter of fiscal 2024. During the third quarter of fiscal 2024, we added one theatre that we manage for the owner of a lifestyle shopping center.
Hotels and Resorts
The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Revenues	$88.7	$82.1	$6.6	8.1%	$220.4	$208.0	$12.5	6.0%
Operating income	17.0	14.4	2.7	18.5%	18.0	15.5	2.5	16.5%
Operating margin (% of revenues)	19.2%	17.5%			8.2%	7.4%
Hotels and resorts revenues increased 8.1% and 6.0% during the third quarter and first three quarters of fiscal 2024 compared to the third quarter and first three quarters of fiscal 2023, respectively. Revenues were favorably impacted by approximately $3.3 million from the Republican National Convention (RNC) held in Milwaukee, Wisconsin during the third quarter of fiscal 2024. Our hotels and resorts division operating income increased $2.7 million and $2.5 million during the third quarter and first three quarters of fiscal 2024 compared to the third quarter and first three quarters of fiscal 2023, respectively, primarily due to an increase in revenue from the RNC during the third quarter of fiscal 2024, partially offset by an increase in depreciation expense from hotel renovations placed in service during fiscal 2023 and 2024.

The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Room revenues	$40.0	$36.5	$3.6	9.8%	$88.7	$83.0	$5.8	7.0%
Food/beverage revenues	22.3	20.2	2.1	10.2%	57.7	54.0	3.7	6.9%
Other revenues	16.7	15.4	1.3	8.1%	44.3	41.9	2.5	5.9%
Total revenues before cost reimbursements	79.0	72.1	6.9	9.6%	190.8	178.8	12.0	6.7%
Cost reimbursements	9.7	10.0	(0.2)	(2.5)%	29.6	29.2	0.5	1.6%
Total revenues	$88.7	$82.1	$6.6	8.1%	$220.4	$208.0	$12.5	6.0%
Division total revenues before cost reimbursements increased 9.6% and 6.7% during the third quarter and first three quarters of fiscal 2024 compared to the third quarter and first three quarters of fiscal 2023, respectively, due primarily to an increase in group business revenues (including from the RNC) that offset lower weekend leisure travel demand. The increase in group business in fiscal 2024 has resulted in an increase in banquet and catering sales, positively impacting food and beverage revenues compared to the fiscal 2023 periods.
The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2024 and fiscal 2023, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	Third Quarter				First Three Quarters
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Occupancy pct.	76.7%	76.5%	0.2 pts	0.3%	67.7%	65.2%	2.5 pts	3.8%
ADR	$233.41	$213.05	$20.36	9.6%	$194.79	$189.09	$5.70	3.0%
RevPAR	$178.94	$163.00	$15.94	9.8%	$131.84	$123.23	$8.61	7.0%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at four of our seven comparable company-owned properties during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 driven primarily by the impact of high daily rates during the RNC during our fiscal 2024 third quarter. Excluding the impact of the RNC, average daily rates during the third quarter of fiscal 2024 were effectively flat compared to the third quarter of fiscal 2023. Group demand continued to grow during the fiscal 2024 third quarter, with weekday occupancy growth due to increased group business as a percentage of our overall business mix. During the third quarter of fiscal 2024, our group business represented approximately 47.3% of our total rooms revenue (43.1% excluding group business from the RNC), compared to approximately 40.7% during the third quarter of fiscal 2023. Excluding the positive impact of group business associated with the RNC, an increase in group business as a percentage of our overall business mix generally increases overall occupancy while negatively impacting ADR. Non-group pricing decreased in some of our major markets during the third quarter of fiscal 2024, due to generally lower transient leisure travel demand and due to a shift in pricing strategy as we optimized pricing to drive higher occupancy and overall RevPAR through lower daily rate offerings.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2024 third quarter and first three quarters results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 1.4% during our fiscal 2024 third quarter compared to the same period during fiscal 2023, leading us to believe we outperformed the industry during the fiscal 2024 third quarter by approximately 8.4 percentage points. During the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, comparable “upper upscale” hotels experienced an increase in RevPAR of 2.1%, leading us to believe we outperformed the industry during the first three quarters of fiscal 2024 by 4.9 percentage points. We believe our outperformance during the third quarter and first three quarters of fiscal 2024 results primarily from our strong performance in the group customer segment, incremental revenue from the RNC, as well as improved revenue management and rate optimization resulting in higher occupancy growth compared to the rest of the industry.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 12.4% during our fiscal 2024 third quarter, again compared to the same period in fiscal 2023. Therefore, we underperformed our competitive sets during the third quarter of fiscal 2024 by approximately 2.6 percentage points. During the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023, hotels in our competitive sets experienced an increase in RevPAR of 7.6%, indicating that we underperformed our competitive set hotels by approximately 0.6 percentage points. We believe our underperformance to our competitive sets during the third quarter and first three quarters of fiscal 2024 results from our mix of RNC business and airline crew business compared to our competitive sets, as well as new hotel room supply within one of our markets.
Looking to future periods, overall occupancy in the U.S. is expected to continue to slowly increase. In the near term, we expect leisure travel demand to continue to normalize to long-term historical demand levels, and we expect our group business to remain strong. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily Midwestern markets. We expect gradual increases in business travel as corporate training events, meetings, and conferences return and office occupancy increases. As of the date of this report, our group room revenue bookings for the remainder of fiscal 2024 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 11% ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2025 is running over 30% ahead of where we were at the same time in fiscal 2023 for fiscal 2024, excluding bookings related to the July 2024 RNC. Banquet and catering revenue pace for fiscal 2024 and fiscal 2025 is similarly running ahead of where we were at this same time last year, excluding bookings related to the July 2024 Republican National Convention in Milwaukee. We are encouraged by continuing positive trends in group bookings for the remainder of fiscal 2024, fiscal 2025 and beyond.
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

The following table sets forth Adjusted EBITDA by reportable operating segment for the third quarter and first three quarters of fiscal 2024 and fiscal 2023 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2024	F2023	Amt.	Pct.	F2024	F2023	Amt.	Pct.
Theatres	$33.2	$26.7	$6.5	24.3%	$54.4	$71.7	$(17.3)	(24.2)%
Hotels and resorts	23.1	19.4	3.6	18.7%	34.5	30.4	4.1	13.6%
Corporate items	(4.0)	(3.8)	(0.2)	(4.6)%	(12.4)	(11.6)	(0.7)	(6.4)%
Total Adjusted EBITDA	$52.3	$42.3	$9.9	23.5%	$76.5	$90.5	$(14.0)	(15.4)%

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Third Quarter		First Three Quarters
	F2024	F2023	F2024	F2023
Net earnings (loss)	$23.3	$12.2	$(8.8)	$16.2
Add (deduct):
Investment (income) loss	(0.8)	(0.4)	(1.7)	(1.1)
Interest expense	3.1	2.9	8.2	9.0
Other (income) expense	0.4	0.5	1.1	1.4
Loss (gain) on disposition of property, equipment and other assets	0.1	0.2	0.1	1.0
Equity (earnings) losses from unconsolidated joint ventures	—	(0.1)	0.4	0.1
Income tax expense (benefit)	5.4	5.9	3.8	7.1
Depreciation and amortization	17.3	19.2	50.0	51.0
Share-based compensation expenses (1)	2.2	1.3	7.2	5.0
Impairment charges (2)	—	0.7	0.5	0.7
Theatre exit costs (3)	—	—	0.1	—
Insured losses (recoveries) (4)	(0.2)	—	0.2	—
Debt conversion expense (5)	1.4	—	15.3	—
Other non-recurring (6)	0.1	—	0.1	—
Total Adjusted EBITDA	$52.3	$42.3	$76.5	$90.5
The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Third Quarter, F2024				First Three Quarters, F2024
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$21.8	$17.0	$(6.0)	$32.8	$18.8	$18.0	$(18.4)	$18.4
Depreciation and amortization	11.3	5.8	0.1	17.3	33.9	15.7	0.4	50.0
Loss (gain) on disposition of property, equipment and other assets	0.1	—	—	0.1	0.1	—	—	0.1
Share-based compensation (1)	0.2	0.3	1.8	2.2	0.8	0.8	5.6	7.2
Impairment charges (2)	—	—	—	—	0.5	—	—	0.5
Theatre exit costs (3)	—	—	—	—	0.1	—	—	0.1
Insured losses (recoveries) (4)	(0.2)	—	—	(0.2)	0.2	—	—	0.2
Other non-recurring (6)	—	—	0.1	0.1	—	—	0.1	0.1
Total Adjusted EBITDA	$33.2	$23.1	$(4.0)	$52.3	$54.4	$34.5	$(12.4)	$76.5

	Third Quarter, F2023				First Three Quarters, F2023
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$11.4	$14.4	$(4.8)	$20.9	$32.7	$15.5	$(15.4)	$32.8
Depreciation and amortization	14.3	4.8	0.1	19.2	37.1	13.7	0.3	51.0
Loss (gain) on disposition of property, equipment and other assets	0.2	—	—	0.2	0.5	0.5	—	1.0
Share-based compensation (1)	0.1	0.2	0.9	1.3	0.8	0.7	3.5	5.0
Impairment charges (2)	0.7	—	—	0.7	0.7	—	—	0.7
Total Adjusted EBITDA	$26.7	$19.4	$(3.8)	$42.3	$71.7	$30.4	$(11.6)	$90.5
(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges related to one permanently closed theatre location in the second quarter of fiscal 2024 and one permanently closed theatre location in fiscal 2023.
(3)Reflects non-recurring costs related to the closure and exit of one theatre location in the second quarter of fiscal 2024.
(4)Repair costs and insurance recoveries related to insured property damage at one theatre location that are non-operating in nature.
(5)Debt conversion expense resulting from repurchases of $99.9 million aggregate principal amount of Convertible Notes. See Convertible Senior Notes Repurchases in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
(6)Other non-recurring includes professional fees related to convertible debt repurchase transactions.

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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 89-year history and our financial position remains strong. As of September 26, 2024, we had a cash balance of approximately $28.4 million, $220.2 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.27, and our net leverage ratio was 1.67x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.

The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	September 26, 2024	December 28, 2023
Long-term debt (GAAP measure) (1)	$173.1	$169.9
Finance lease obligations (GAAP measure) (2)	13.5	15.3
Less: Cash and cash equivalents	(28.4)	(55.6)
Net Debt	$158.2	$129.6

Net Debt	$158.2	$129.6
LTM Adjusted EBITDA (3)	94.8	108.7
Net Leverage (Net Debt to Adjusted EBITDA)	1.67x	1.19x

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
Financial Condition
Net cash provided by operating activities totaled $51.4 million during the first three quarters of fiscal 2024, compared to net cash provided by operating activities of $68.6 million during the first three quarters of fiscal 2023. The $17.3 million decrease in net cash used in operating activities was primarily due to a $25.0 million decrease in net earnings, a $1.3 million increase in cash matching contributions to our retirement savings and profit-sharing plan, a decrease in deferred income tax benefits and unfavorable changes in working capital, partially offset by a $15.3 million non-cash debt conversion expense and an increase in non-cash share-based compensation expense.
Net cash used in investing activities during the first three quarters of fiscal 2024 totaled $58.4 million, compared to net cash used in investing activities of $26.9 million during the first three quarters of fiscal 2023. The increase in net cash used in investing activities of $31.5 million was the result of an increase of $27.9 million in capital expenditures, and a $5.6 million purchase of joint venture interests in The Lofton Hotel, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $53.8 million during the first three quarters of fiscal 2024 compared to $25.8 million during the first three quarters of fiscal 2023.
Fiscal 2024 first three quarters cash capital expenditures included approximately $11.4 million incurred in our theatre division, primarily related to normal maintenance capital projects. We incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2024 of approximately $36.6 million, including costs related to guest room renovations at The Pfister Hotel, associate housing construction and meeting space renovations at the Grand Geneva Resort and Spa and normal maintenance capital projects. We incurred corporate capital expenditures during the first three quarters of fiscal 2024 of approximately $5.8 million primarily related to office construction for the relocation of our corporate and divisional headquarters (a portion of which will be reimbursed by the landlord in a future period).
Net cash used in financing activities during the first three quarters of fiscal 2024 totaled $19.8 million compared to net cash used in financing activities of $26.2 million during the first three quarters of fiscal 2023. During the first three quarters of fiscal 2024, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $81.0 million of new short-term revolving credit facility borrowings, and we made $81.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2024 (net zero borrowings on our credit facility). We ended the third quarter of fiscal 2024 with no outstanding borrowings under our revolving credit facility.

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
Principal payments on long-term debt were approximately $11.0 million during the first three quarters of fiscal 2024 compared to payments of $11.1 million during the first three quarters of fiscal 2023.
During the first three quarters of fiscal 2024 we received $100.0 million of cash proceeds from the issuance of senior notes in July 2024. See Master Note Purchase Agreement for further discussion below.
During the first three quarters of fiscal 2024 we paid $102.5 million in cash for the Convertible Notes Repurchases (as defined below) and related transaction costs, with no repurchases in fiscal 2023. We received $13.2 million in cash from the proportionate unwind of the Capped Call Transactions in connection with the Convertible Notes Repurchases during the first three quarters of fiscal 2024. See Convertible Senior Notes Repurchases for further discussion below.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.27 at September 26, 2024, compared to 0.26 at December 28, 2023.
During the first three quarters of fiscal 2024, we repurchased 0.7 million shares of our common stock for $9.7 million in the open market, compared to no share repurchases of our common stock in the open market during the first three quarters of fiscal 2023. As of September 26, 2024, approximately 1.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first three quarters of fiscal 2024 were $6.6 million. Dividends paid during the first three quarters of fiscal 2023 were $5.3 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Convertible Senior Notes Repurchases
During the first three quarters of fiscal 2024, we entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with certain holders of its Convertible Notes. Under the terms of the Purchase Agreements, the holders agreed to exchange $99.9 million in aggregate principal amount of Convertible Notes for cash consideration of $121.5 million (or $103.3 million net of the cash we received in connection with the unwind of a portion of the Capped Call Transactions as discussed below) effected over three separate repurchase tranches (the “Convertible Notes Repurchases”). On May 8, 2024, we entered into the first repurchase transaction to retire $40.0 million of aggregate principal amount of Convertible Notes for $45.9 million in cash consideration plus accrued interest, with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, we entered into the second repurchase transaction to retire $46.4 million of aggregate principal amount of Convertible Notes for $55.2 million in cash consideration plus accrued interest, with settlement occurring during the fiscal third quarter on July 16, 2024. On September 19, 2024, we entered into the third repurchase transaction to retire $13.5 million of aggregate principal amount of Convertible Notes for $20.4 million in cash consideration plus accrued interest, with settlement occurring during the fiscal fourth quarter on October 11, 2024. Following settlement of the Convertible Note Repurchases on October 11, 2024, the aggregate principal amount of Convertible Notes outstanding was $0.1 million.
In connection with the Convertible Notes Repurchases, we entered into unwind agreements with the Capped Call Counterparties to terminate a portion of the Capped Call Transactions equal to the notional amounts of the Convertible Notes Repurchases, and to receive aggregate cash of $18.2 million effected over two separate unwind tranches. On May 8, 2024, we entered into the first tranche of unwind agreements and received $5.8 million in cash consideration with settlement occurring during the fiscal second quarter on June 14, 2024. On June 17, 2024, we entered into the second tranche of unwind agreements and received $7.5 million in cash consideration at settlement occurring during the fiscal third quarter on July 16, 2024.
During the third quarter and first three quarters of fiscal 2024, we incurred debt conversion expense of $1.4 million and $15.3 million, respectively, in connection with the Convertible Notes Repurchases. The unwind of the Capped Call

Transactions resulted in a $4.7 million and $17.6 million increase in capital in excess of par within shareholders’ equity during the third quarter and first three quarters of fiscal 2024, respectively.
Master Note Purchase Agreement
During the third quarter of fiscal 2024, on July 9, 2024, we entered into a Master Note Purchase Agreement with several purchasers party to the agreement, pursuant to which we issued and sold $100.0 million aggregate principal amount of senior notes in two tranches: (i) $60.0 million in aggregate principal amount of the Company’s 6.89% Series 2024 Senior Notes, Tranche A due July 9, 2031 (the “Tranche A Notes”) and (ii) $40.0 million in aggregate principal amount of the Company’s 7.02% Series 2024 Senior Notes, Tranche B due July 9, 2034 (the “Tranche B Notes” and, collectively with the Tranche A Notes, the “2024 Senior Notes”). The net proceeds were used to refinance the Convertible Notes Repurchases of $99.9 million aggregate principal amount of Convertible Notes and for general corporate purposes.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 28 - August 1	53	$11.31	53	2,407,548
August 2 - August 29	321,871	13.39	321,871	2,085,677
August 30 - September 26	370,978	14.40	370,978	1,714,699
Total	692,902	$13.93	692,902	1,714,699
(1)Through September 26, 2024, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 26, 2024, we had repurchased approximately 10.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the first quarter of 2024 were purchased in connection with the vesting of grants of restricted stock in which we repurchased shares from the stockholders whose restricted shares vested in order to cover such stockholders’ related withholding taxes.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the thirteen weeks ended September 26, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

THE MARCUS CORPORATION

DATE: October 31, 2024	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: October 31, 2024	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1