Form 10-K
period 2024-12-26
MARCUS CORP
filed 2025-02-28
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 1-12604

THE MARCUS CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-1139844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 East Kilbourn Avenue, Suite 1200 Milwaukee, Wisconsin	53202-6628
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414) 905-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $1.00 par value	MCS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 27, 2024 was approximately $218,000,340. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding at February 25, 2025 – 24,764,638
Class B common stock outstanding at February 25, 2025 – 6,984,584
Portions of the registrant’s definitive Proxy Statement for its 2025 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

PART I
Special Note Regarding Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K and the accompanying annual report to shareholders, particularly in Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects future pandemics or epidemics may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (including disruptions in the production of films due to events such as a strike by actors, writers or directors or future pandemics); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (12) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (13) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres; and (14) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Item 1.    Business.
General
We are engaged primarily in two business segments: movie theatres and hotels and resorts.
As of December 26, 2024, our theatre operations included 79 movie theatres with 995 screens throughout 17 states (Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia), including one movie theatre with 14 screens in Minnesota owned by a third party and managed by us. Our movie theatres operate under the Marcus Theatres, Movie Tavern by Marcus, and BistroPlex brands. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.
As of December 26, 2024, our hotels and resorts operations included seven wholly-owned and operated hotels and resorts in Wisconsin, Illinois, and Nebraska. We also manage nine hotels, resorts and other properties for third parties in Wisconsin, California, Minnesota, Nevada, Nebraska, Illinois, Iowa, and Pennsylvania. As of December 26, 2024, we owned or managed approximately 4,700 hotel and resort rooms.

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
Strategic Plans
Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Theatre Operations
At the end of fiscal 2024, we owned or operated 79 movie theatre locations with a total of 995 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. Included in our portfolio is a single movie theatre location with 14 screens in Minnesota that we manage for a third party. We averaged 12.6 screens per location at the end of fiscal 2024 and fiscal 2023 and 12.5 screens per location at the end of fiscal 2022. Our 78 company-owned facilities include 46 megaplex theatres (12 or more screens), representing approximately 71% of our total screens, 31 multiplex theatres (two to 11 screens) and one single-screen theatre.
We invested approximately $389 million, excluding acquisitions, to further enhance the movie-going experience and amenities in new and existing theatres over the last ten years. These investments include:
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
Theatre acquisitions. In addition to building new theatres, acquisitions of existing theatres or theatre circuits has also been a viable growth strategy for us. In 2019, we acquired the assets of Movie Tavern®, a New Orleans-based industry leading circuit known for its in-theatre dining concept featuring chef-driven menus, premium quality food and drink and luxury seating. Now branded Movie Tavern by Marcus, the acquired circuit consisted of 208 screens at 22 locations in nine states – Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. The acquisition of the Movie Tavern circuit increased our total number of screens at that time by an additional 23%. We also have entered into management agreements with third parties which allow us to promote our brand and may lead to opportunities to own additional theatres. In fiscal 2024, we entered into an agreement to assume operations of the West End Cinema, a 14 screen theatre in St. Louis Park, Minnesota.
We will continue to consider potential acquisitions as well as consider management agreements. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. During fiscal 2024, we added DreamLounger seating at one acquired Movie Tavern theatre. As of December 26, 2024, we offered all DreamLounger recliner seating in 67 theatres, representing approximately 86% of our company-owned theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 26, 2024, we offered our DreamLounger recliner seating in approximately 88% of our company-owned screens, a percentage we believe to be the highest among the largest theatre chains in the nation.

UltraScreen DLX®, SuperScreen DLX® (DreamLounger eXperience) and ScreenX conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept over 25 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. In fiscal 2023, we introduced our first ScreenX auditorium featuring 270-degree projection providing guests with an immersive viewing experience. From fiscal 2019 through fiscal 2024, we converted one existing screen at an acquired theatre to UltraScreen DLX, opened one new UltraScreen DLX at an acquired theatre, converted 38 existing screens to SuperScreen DLX, and opened one new SuperScreen DLX auditorium at a newly built Movie Tavern by Marcus theatre. As of December 26, 2024, we had 31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 89 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound), one ScreenX and three IMAX® PLF screens at 65 of our theatre locations. As of December 26, 2024, we offered at least one PLF screen in approximately 83% of our company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We expect to convert additional existing screens to ScreenX auditoriums in fiscal 2025, and we continue to evaluate opportunities to convert additional existing screens to SuperScreen DLX.
Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we are expanding include:
•Take Five® Lounge, Take Five Express and The Tavern – These full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We also offer full liquor service through the concession stand at two theatres. We operate 19 bars known as The Tavern. As of December 26, 2024, we offered bars/full liquor service at 49 theatres, representing approximately 63% of our company-owned theatres.
•Zaffiro’s® Express – These outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. Our number of theatres with this concept totaled 29 as of December 26, 2024, representing approximately 50% of our company-owned theatres (excluding our in-theatre dining Movie Tavern theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
•Reel Sizzle – This signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. As of December 26, 2024, we operated nine Reel Sizzle outlets at our company-owned theatres.
•Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and three of the Marcus Wehrenberg theatres offer in-lobby dining concepts sold through the concession stand. Including these additional concepts, as of December 26, 2024, we offered one or more in-lobby dining concepts in 40 theatres, representing approximately 69% of our company-owned theatres (excluding our in-theatre dining Movie Tavern theatres).
•In-theatre dining – As of December 26, 2024, we offered a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres, representing approximately 37% of our company-owned theatres, through two service models. At 21 theatres we offer in-theatre dining operating under the BistroPlex® and Movie Tavern by Marcus brands. In addition, at 8 theatres operating under the Marcus Theatres brand, we offer the same complete menu available for order at the concession stand, bar, or our online/mobile app with food pickup at the concession stand.
•In-lobby concession stands – In addition to these dining concepts, all of our Marcus Theatres locations offer traditional concessions sold through in-lobby concession stands. While all of our Movie Tavern by Marcus locations offer in-theatre dining, in fiscal 2022 we began adding in-lobby concession stands to acquired Movie Tavern by Marcus locations to enhance concessions sales and reduce labor costs. As of December 26, 2024, we operated in-lobby concession stands at three of our 20 Movie Tavern by Marcus theatres, and we expect to add additional in-lobby concession stands in fiscal 2025.
We offer a “Value Tuesday” promotion at every theatre in our circuit that includes discounted admission and a free complementary-size popcorn to our loyalty program members. We have seen our Tuesday attendance increase dramatically since the introduction of the Tuesday promotion. We believe this promotion has increased movie-going frequency and reached a customer who may have stopped going to the movies because of price. During the second quarter of fiscal 2024, we implemented a change to our Value Tuesday promotion across our theatre circuit by reintroducing a free complimentary-size popcorn for members of our free Magical Movie RewardsSM (MMR) loyalty program, which replaced a 20% discount on all concessions, food and non-alcoholic beverages, a promotion that had been in place for the year prior to the change. Our Value Tuesday promotion features $6 admission for MMR members, $7 admission for non-MMR customers, and a free complementary-size popcorn. We also offer a “Student Thursday” promotion at all of our locations that has been well received by that particular customer segment. In addition, we offer a “Young-at-Heart” program for seniors on Friday afternoons that offers promotions on concessions. During fiscal 2024, we also introduced a $7 Everyday Matinee for seniors and children, offering a discounted $7 admission for showtimes before 4 p.m.
We offer what we believe to be a best-in-class customer loyalty program called Magical Movie Rewards. We currently have approximately 6.5 million members enrolled in the program. Approximately 48% of all box office transactions and 41% of total transactions in our theatres during fiscal 2024 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe helps us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this results in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results.
In November 2024, we launched our Marcus Movie Club subscription program across our theatre circuit. For $9.99 per month or $109.89 annually, moviegoers who join Marcus Movie Club receive a credit to see any 2D movie each month with rollover of unused credits, a 20% discount on food and beverage, unlimited access to additional companion tickets for $9.99, and waived ticket surcharge fees.
We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile app, and our marcustheatres.com website. Our mobile app offers food and beverage ordering capabilities at all of our theatres. We have continued to install additional theatre-level technology, such as new ticketing and food and beverage purchasing kiosks, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve the customer experience, both at the theatre and through mobile platforms and other electronic devices.
The addition of digital projection technology throughout our circuit has provided us with additional opportunities to obtain non-motion picture alternative content programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, concerts and other events, at many of our locations. We offer weekday and weekend alternative content programming at many of our theatres across our circuit. This special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.
Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. Blockbusters have historically accounted for a significant portion of our total admission revenues – in the years before the COVID-19 pandemic, our top 15 performing films accounted for 48% of our fiscal 2019 total admission revenues and 42% of our fiscal 2018 total admission revenues. With fewer films released in the years following the pandemic, our top 15 films accounted for 63% and 49% of our fiscal 2022 and 2023 total admission revenues, respectively. In fiscal 2024, the lingering impact of the labor strikes by the Writers Guild of America (WGA) and the Screen Actors Guild - American Federation of Television and Radio Artists (SAG-AFTRA) that occurred during fiscal

2023 resulted in a film slate that was slightly more dependent on blockbuster films, with our top 15 films accounting for 54% of total admission revenues.
We obtain our films from several national motion picture production and distribution companies, and we are not dependent on any single motion picture supplier. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.
We strive to provide our movie patrons with high-quality picture and sound presentation in clean, comfortable, safe, attractive and contemporary theatre environments. All of our movie theatre complexes feature digital cinema or laser projection technology; Dolby Atmos or other digital sound systems; acoustical ceilings; side wall insulation; engineered drapery folds to eliminate sound imbalance, reverberation and distortion; cup-holder chair-arms; and computer-controlled heating, air conditioning and ventilation. We offer stadium seating, a tiered seating system that permits unobstructed viewing, at substantially all of our screens. Computerized box offices permit all of our movie theatres to sell tickets in advance and all of our theatres offer reserved seating. Our theatres are accessible to persons with disabilities and provide wireless headphones for hearing-impaired moviegoers. Other amenities at certain theatres include touch-screen, computerized, self-service ticket kiosks, which simplify advance ticket purchases. We have an agreement to allow moviegoers to buy tickets on Fandango, the largest online ticket-seller, or directly through our website or app.
Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 26, 2024, we had the ability to offer digital 3D presentations in 338, or approximately 34%, of our company-owned screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.
We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drink dispensers and grab-and-go candy, frozen treat and bottled drink kiosks to many of our theatres. In recent years, we have added signature cocktail and dining concepts as described above. The response to our food and beverage offerings has been very positive, and we continue to evaluate opportunities to expand these food and beverage concepts at additional locations in the future.
We have a variety of ancillary revenue sources in our theatres, with the largest related to the sale of pre-show and lobby advertising (through our current advertising providers, Screenvision and National CineMedia). We also obtain ancillary revenues from corporate and group meeting sales, sponsorships, ticket surcharge fees, post transaction click-through advertising revenue, and alternate auditorium uses. We continue to pursue additional strategies to increase our ancillary revenue sources.
We also own a family entertainment center, Funset Boulevard, adjacent to our 14-screen movie theatre in Appleton, Wisconsin. Funset Boulevard features a 40,000 square foot Hollywood-themed indoor amusement facility that includes a restaurant, party room, laser tag center, virtual reality games, arcade, outdoor miniature golf course and batting cages.
Hotels and Resorts Operations
Owned and Operated Hotels and Resorts
The Pfister® Hotel
We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), the exclusive Pfister VIP Club Lounge, two restaurants (including our signature restaurant, Mason Street Grill®), three cocktail lounges, a state-of-the-art WELL Spa® + Salon, a high-tech executive boardroom, high-end retail space leased to tenants and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities, including one of the largest ballrooms in the Milwaukee metropolitan area. In 2024, The Pfister Hotel earned its 48th consecutive AAA Four Diamond Award from the

American Automobile Association, which represents every year the award has been in existence. USA Today 10Best Readers’ Choice 2024 named The Pfister Hotel number six on their list of the Top 10 Historic Hotels in the U.S. Also in 2024, The Pfister was recognized for the sixth year in a row as a top hotel in the Midwest in Condé Nast Traveler’s Readers’ Choice Awards and was featured as the number one downtown Milwaukee hotel by U.S. News & World Report. The Pfister currently holds the TripAdvisor® Travelers’ Choice distinction and is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. During fiscal 2023, the hotel’s ballrooms and meeting space were renovated and, in fiscal 2024, we completed renovations of the lobby and historic tower guest rooms.
Hilton Milwaukee
We own and operate the 729-room Hilton Milwaukee. The hotel has three restaurants (including our first Miller Time® Pub & Grill and the award-winning Milwaukee ChopHouse), a cocktail lounge, a Starbucks® outlet and an 870-car parking ramp. Directly connected to the Wisconsin Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In 2024, the Hilton Milwaukee was recognized as a top hotel in Milwaukee by U.S. News & World Report. In the fourth quarter of fiscal 2024, we began an extensive renovation of 554 of the hotel’s guestrooms, meeting & event spaces, lobby, entrance, and lobby lounge that is expected to be completed in fiscal 2025. Upon completion of the renovation, we expect to remove the remaining 175 guestrooms from available room inventory.
Hilton Madison Monona Terrace
We own and operate the 240 room Hilton Madison Monona Terrace in Madison, Wisconsin. The Hilton Madison Monona Terrace is connected by skywalk to the Platinum LEED and GBAC certified Monona Terrace Community and Convention Center offering over 250,000 square feet of meeting space. The hotel has six meeting rooms totaling approximately 6,000 square feet, an indoor swimming pool and a fitness center. Audrey Kitchen + Bar offers all day dining and the lobby bar also offers food service daily. In fiscal 2024, we completed a renovation of the Executive Lounge, offering complimentary breakfast daily and weekday wine and hors d’oeuvres in the evening to upper-tier Hilton loyalty members and selected guests.
The Grand Geneva® Resort & Spa
We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This destination resort is located on 1,300 acres and includes 356 guest rooms, 29 studio, one, two and three bedroom villas, the exclusive Geneva Club Lounge, over 60,000 square feet of banquet, meeting and exhibit space, including 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a state-of-the-art WELL Spa + Salon and fitness complex, and horse stables. In 2024, Grand Geneva Resort & Spa earned its 28th consecutive AAA Four Diamond Award from the American Automobile Association. The resort was also recognized as a Conde Nast Traveler’s 2024 Readers’ Choice Award winner and named one of the Best Golf Resorts in the Country for Meetings from Smart Meetings. Major renovations to Grand Geneva Resort & Spa have been recently completed, including the reception and lobby bar areas in 2021, the guest rooms in 2023, and the resort’s ballrooms and meeting space in 2024. The addition of a 10-hole golf short-course is under construction and expected to be completed in spring 2026.
AC Hotel Chicago Downtown
Pursuant to a long-term lease, we operate the AC Hotel Chicago Downtown, a 226-room hotel in Chicago, Illinois. Located in the heart of Chicago’s Magnificent Mile, a premier destination for shopping, dining and entertainment, the AC Hotel by Marriott lifestyle brand targets the millennial traveler searching for a design-led hotel in a vibrant location with high-quality service. Amenities include the AC Lounge, a bar area with cocktails, craft beers, wine and tapas, and the AC Kitchen, serving a European-inspired breakfast menu. The AC Hotel Chicago Downtown also features an indoor swimming pool, fitness room, 3,000 square feet of meeting space and an on-site parking facility. The hotel has additional retail or restaurant space available to lease.
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
Saint Kate® – The Arts Hotel
We own and operate Saint Kate – The Arts Hotel, located in the heart of Milwaukee’s theatre and entertainment district. Saint Kate – The Arts Hotel features 219 art-inspired guestrooms, 13,000 square feet of flexible meeting space, 11 event rooms and two restaurants, as well as two bars and lounge areas. The hotel also includes a theatre with programming that features lectures and theatrical and musical performances, six unique gallery and other event spaces that host rotating exhibitions, screenings, workshops and more. In 2024, Saint Kate – The Arts Hotel earned the AAA Four Diamond Award from the American Automobile Association, was recognized as a top hotel in the Midwest for the fifth year in a row in the Condé Nast Traveler’s Readers’ Choice Awards and was highlighted as the number two hotel in Milwaukee by U.S. News & World Report.
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
We manage The Garland hotel in North Hollywood, California. The Garland hotel features 257 guest rooms and suites, over 25,000 square feet of indoor/outdoor meeting and event space - including a 130-seat theater, a ballroom, and an outdoor event venue ideal for weddings and social events, a well-equipped fitness center, an outdoor swimming pool with two hot tubs, and a successful on-site restaurant, The Front Yard. The mission-style hotel is located on seven acres near Universal Studios Hollywood and serves as a preferred hotel for the theme park. The Garland has held the TripAdvisor® Travelers’ Choice Award for nine consecutive years and has been recognized with multiple awards during fiscal 2024 including Travel + Leisure’s Top 500 Hotels and Resorts in the World.
We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This hotel offers 256 rooms, 11,667 square feet of meeting space, an indoor swimming pool, a fitness center, and the Bloomington ChopHouse and Olive Lounge. The hotel has a contemporary feel and has been a service leader within the industry with recent awards including Hilton’s 2023 Award of Excellence, Hilton’s 2024 Make it Right Award and Wine Spectator’s 2024 Award of Excellence. Additionally in 2024, the hotel was ranked as #3 Best Hotel in Bloomington, Minnesota by U.S. News & World Report and #21 for Best Hotels in Minnesota.
We manage the Omaha Marriott Downtown at The Capitol District hotel. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha, Nebraska. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction and is ranked the #1 hotel in Omaha by TripAdvisor® and was a top finalist for Best of Omaha and Omaha Choice Awards every year since opening in 2017. In 2021, The Omaha Marriott Downtown was awarded the prestigious Omaha Metropolitan Area Tourism Award for “Best Hotel” by Visit Omaha, as well as The Reader’s Choice for “Best Hotel.” For the past 3 years, the Omaha Marriott Downtown was nominated in the hotel category for Conde Nast Traveler Readers’ Choice Awards. The hotel was the 2022 Gold Winner for World Class City Hotel presented by the Muse Hotel Awards. The Omaha Marriott Downtown was also awarded first place in the 2023 Best of B2B for Best Hotel in Omaha and has held the title of Nebraska’s Leading Hotel by World Travel Awards for four consecutive years.
We manage the Hyatt Regency Coralville Hotel & Conference Center in Coralville, Iowa. The 288-room hotel is the anchor for the thriving Iowa River Landing District, which is home to many local shops, restaurants, and event and entertainment venues, including Xtream Arena. Hyatt Regency Coralville, a 2024 TripAdvisor Traveler’s Choice Award

Winner, is located just a few miles from the University of Iowa’s college athletic events, museums, and more. The hotel’s refreshed conference center includes over 80,000 square feet of event space including two ballrooms, two outdoor terraces, expansive pre-function space, an exhibit hall, and breakout meeting rooms to accommodate many types of events. A comprehensive renovation of the hotel’s guestrooms and fitness center was completed in 2023 and its fully renovated restaurant, Watermill Kitchen + Bar, opened in early 2024.
We manage the 248-room Kimpton Hotel Monaco Pittsburgh. This hotel is our first full-service hotel in Pennsylvania and the first Kimpton in the Hotels and Resorts Division’s portfolio. The hotel also includes approximately 11,300 square feet of meeting space, The Commoner® full-service restaurant and a seasonal rooftop beer garden. We own a 10% minority equity interest in this hotel. In 2024, the hotel was named the #2 hotel in the Mid-Atlantic by Conde Nast Traveler Readers’ Choice Awards and listed among the World’s 50 Best Hotels by Conde Nast. Additionally, the hotel received the 2024 AAA Four Diamond Award from the American Automobile Association.
We manage The Lofton® Hotel in the heart of downtown Minneapolis, Minnesota. The 251-room hotel is ideally located next to sports venues, theatres, shopping, and live music. The full-service lifestyle property features 11,600 square feet of event space along with two dining outlets: Apothecary Bar & Lounge and Cosmos Restaurant. We own a 24.7% minority equity interest in this hotel. The hotel is recognized as a AAA Four Diamond Hotel from the American Automobile Association. Additionally, The Lofton Hotel is scheduled to undergo renovations in 2025 including various updates to guest rooms, outlets, public spaces and event rooms.
We managed the Hyatt Regency Schaumburg in Schaumburg, Illinois through October 2023 when the hotel was sold to new ownership. We managed The DoubleTree by Hilton El Paso Downtown and the Courtyard by Marriott El Paso Downtown/Convention Center through February 2022.
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
We manage Timber Ridge Lodge & Waterpark, an indoor/outdoor waterpark and condominium hotel complex in Lake Geneva, Wisconsin. Timber Ridge Lodge & Waterpark is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. Timber Ridge Lodge & Waterpark also has meeting rooms totaling 3,500 square feet, a general store, a restaurant, a snack bar and an entertainment arcade with mini bowling. The indoor waterpark at the hotel was fully renovated in 2023. In 2024, Timber Ridge was named #1 in Newsweek Reader’s Choice Awards for Best Indoor Water Park and Top Ten in USA Today’s 10Best Indoor Waterparks.
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
Our Wisconsin Hospitality Linen Service (WHLS) business unit provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS processed over 15 and 16 million pounds of linen in 2024 and 2023, respectively. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 25 years.
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
Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark and Regal Cinemas, as well as with a wide array of smaller first-run exhibitors. Movie exhibitors also face competition from a number of other movie exhibition delivery systems, such as streaming services, premium video-on-demand (PVOD), digital downloads, video-on-demand, pay-per-view, network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income including, but not limited to, sporting events, live performance arts, and concerts.
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
Seasonality
Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. Our second and third fiscal quarters often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December has an impact on the results of our fiscal first and fourth quarters in that division. See the General section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further discussion of the change in our fiscal year beginning in fiscal 2025.
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

Human Capital and Corporate Responsibility
Our focus on “People Pleasing People” is at the heart of how we care for our guests, customers and employees. We recognize that our success is dependent on our employees’ commitment to delivering quality service to our guests and customers. Therefore, our strategic priorities include continuing to develop a committed team dedicated to service and fostering a diverse and inclusive culture that prioritizes well-being and emphasizes development and growth for all employees.
Employees
As of December 26, 2024, we had approximately 8,550 employees, approximately 66% of whom were employed on a variable or part-time basis. A number of our employees at The Pfister Hotel and the Hilton Milwaukee are covered by collective bargaining agreements which will expire on December 31, 2025, May 31, 2028, June 30, 2028 and February 14, 2028. A number of our employees at the Lofton Hotel are covered by a collective bargaining agreement which expires November 1, 2026. Four associates at the AC Chicago Hotel are covered by a collective bargaining agreement which expired on December 23, 2024, however, negotiations are underway for a new agreement. As of the end of fiscal 2024, approximately 7% of our employees were covered by collective bargaining agreements, of which approximately 2% were covered by an agreement that will expire on or before December 31, 2025.
Employee Well-being and Retention
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
Culture & Ethics
We are committed to maintaining an equal opportunity workplace. Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and includes required annual training on preventing, identifying, reporting and stopping any type of unlawful discrimination.
Website Information and Other Access to Corporate Documents
Our corporate website is www.marcuscorp.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available free of charge on this website as soon as practicable after they have been filed with the SEC. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report. In addition, our corporate governance guidelines and the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available free of charge on our website. If you would like us to mail you a copy of our corporate governance guidelines or a committee charter, please contact Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 111 East Kilbourn Avenue, Suite 1200, Milwaukee, Wisconsin 53202.

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
Operational Risks
The COVID-19 pandemic had material adverse effects on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness, and future pandemics or epidemics may have similar material adverse effects in the future.
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
We cannot predict if a similar or different pandemic or epidemic may occur again in the future. The longer and more severe the outbreak of infectious disease, including repeat or cyclical outbreaks or future pandemics or epidemics, the more severe the adverse effects will be on our businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness.
Fears and concerns regarding future pandemics could cause our customers to again avoid assembling in public spaces, even in the absence of government directives or restrictions. We would have no control over and cannot predict the length of any future required closure of or restrictions on our theatres and hotels and resorts due to future pandemics or epidemics. If we are unable to generate revenues due to a future prolonged period of closure, this would negatively impact our ability to remain in compliance with our debt covenants, meet our payment obligations and fund capital projects. In such an event, we would either seek covenant waivers or attempt to amend our debt covenants, though there is no certainty that we would be successful in such efforts. If we are not successful in such efforts, our lenders could declare a default and require immediate repayment of amounts owing under our Credit Agreement and senior notes, which could have a material adverse effect on our ability to operate our business. Additionally, we could seek additional liquidity through the issuance of new debt or equity. Our ability to obtain additional financing and the terms of any such additional financing would depend in part on factors outside of our control, and we may be unable to obtain such additional financing on acceptable terms or at all.
The lack of both the quantity and audience appeal of motion pictures may adversely affect our financial results.
The financial results of our movie theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. The relative success of our movie theatre business will continue to be largely dependent upon the quantity and audience appeal of films made available by the movie studios and other producers. Poor performance of films, a disruption in the production of films due to events such as a strike by actors, writers or directors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse impact on our business and results of operations. Our industry experienced a significant reduction in the quantity of films available to exhibit in theatres in the years following the COVID-19 pandemic. The quantity of new film releases available for theatrical exhibition during fiscal 2023 and fiscal 2024 was negatively impacted by the shutdown of movie production during the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. Studios may also determine that certain types of films will not be released for theatrical exhibition and will go straight to streaming services, further impacting the quantity of films available. Also, our quarterly results of operations are significantly dependent on the quantity and audience appeal of films that we exhibit during each quarter. As a result, our quarterly results may be unpredictable and somewhat volatile.

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
In some cases, films produced by streaming services have had limited theatrical releases exclusively with certain theatre exhibitors or exclusively for certain branded premium large format screens, which may significantly limit our ability to exhibit these films. Partnerships between directors, studios and theatrical technology firms have resulted in several wide-release films being marketed and promoted specifically for certain branded premium large format screens, which may negatively impact our market share for such films. The availability of alternative content such as concerts, live sporting events and other special events is subject to exclusive licensing agreements with distributors or other exhibitors who may not license us exhibition rights, or may be distributed exclusively to certain branded premium large format screens where our presence is limited.
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
Historically, a material increase in the supply of new hotel rooms in a market can destabilize that market and cause existing hotels to experience decreasing occupancy, room rates and profitability. Financial subsidies from local or state government and federal programs, such as EB-5, create incentives for investment in new hotel development that increase the supply of hotel rooms and may subsidize new competition. If such over-supply occurs in one or more of our major markets, we may experience an adverse effect on our hotels and resorts business and results of operations.
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
Our business could be adversely impacted by increases in labor costs, including wages and benefits (which are two of our most significant costs) including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets. A constrained labor market may result in increasing levels of employee turnover, making it increasingly difficult to locate and hire sufficient numbers of employees and to train employees to deliver a consistently high-quality customer experience, which could materially harm our business and results of operations. Changes to U.S. immigration policy may negatively impact the overall hourly labor supply and indirectly increase our costs in the hourly labor market. Furthermore, at times we have experienced, and could continue to experience, a shortage of labor for theatres and hotels and resorts positions, which could decrease the pool of available qualified talent for key functions. Labor shortages may also result in an increased use of contractors to perform certain operations and may result in higher costs.
Supply chain disruptions may negatively impact our operating results.
We rely on a limited number of suppliers for certain products, supplies and services. Shortages, delays, or interruptions in the availability of food and beverage items and other supplies to our theatres and restaurants may be caused by adverse weather conditions; natural disasters; governmental regulation; pandemic-related supply chain impacts; recalls; commodity availability; seasonality; public health crises or pandemics; labor issues or other operational disruptions; the inability of our suppliers to manage adverse business conditions, obtain credit or remain solvent; or other conditions beyond our control. Such shortages, delays or interruptions could adversely affect the availability, quality, and cost of the items we buy and the operations of our business. Supply chain risk, including the risk of new tariffs, could increase our costs and limit the availability of products that are critical to our operations.
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
Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. Our second and third fiscal quarters often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December has an impact on the results of our fiscal first and fourth quarters in that division.
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
Our ability to pay dividends or repurchase common stock may be limited or otherwise restricted.
For certain periods during fiscal 2020, all of fiscal 2021 and certain periods during fiscal 2022, we suspended the payment of dividends on shares of our common stock. We resumed paying a quarterly dividend in September 2022. Under our debt agreements, we may pay a cash dividend or repurchase common stock provided we have satisfied certain financial covenants in, and are not in default under, the debt agreements. Ultimately, the declaration of future dividends on our common stock and authorization of common stock repurchases will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to repay our debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our business and results of operations.
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
There also can be no assurance that we will be able to generate sufficient cash flow to realize anticipated benefits from any strategic acquisitions that we may enter into. Although we have a history of successfully integrating acquisitions into our existing theatre and hotels and resorts businesses, any acquisition may involve operating risks, such as (1) the difficulty of assimilating and integrating the acquired operations, systems and personnel into our current business; (2) the potential disruption of our ongoing business; (3) the diversion of management’s attention and other resources; (4) the possible inability of management to maintain uniform standards, controls, policies and procedures; (5) the risks of entering markets in which we have little or no expertise; (6) the potential impairment of relationships with employees; (7) the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and (8) the possibility the acquired property or properties do not perform as expected.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity Governance
We are committed to protecting our intellectual property, customer and employee data, and the information technology systems critical to keeping our customers, employees, contractors and others aligned and allowing our operations to function properly. Our Board of Directors and its committees are involved on an ongoing basis in the oversight of our material enterprise-related risks, including cybersecurity risks. Our processes for oversight of cybersecurity-related risks are fully integrated into our overall enterprise risk management program, which is led by our General Counsel. We assign a member of our executive management team to report material information to our Board of Directors regarding each of our most significant enterprise risks. We have identified a separate risk for enterprise cybersecurity. The Audit Committee, in consultation with the Chief Information Officer, provides primary oversight for cybersecurity risk for the company.

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
Our CIO has served in various roles in information technology for over 35 years. Our Hotels Chief Information Technology Officer holds an undergraduate degree in business administration and a master’s degree in management of information systems and has served in various roles in information technology for over 30 years. Our Vice President of Information Security has served in various roles in information technology and information security for over 15 years. Our General Counsel and Chief Financial Officer each holds undergraduate and graduate degrees in their respective field, and each has significant experience managing risks at the company and at similar companies, including risks arising from cybersecurity threats.
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
Item 2.    Properties.
We own the real estate of a substantial portion of our facilities, including, as of December 26, 2024, The Pfister Hotel, the Hilton Milwaukee, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, Saint Kate – The Arts Hotel, The Lincoln Marriott Cornhusker Hotel, and the majority of our theatres. We lease the remainder of our facilities. As of December 26, 2024, we also managed two hotels for joint ventures in which we have a minority interest and 8 hotels, resorts, theatres and other properties that are owned by a third party. Additionally, we own surplus land and several former operating properties. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.
Our owned, leased and managed properties are summarized, as of December 26, 2024, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties
Theatres:
Movie Theatres	79	43	35	—	1
Family Entertainment Center	1	1	—	—	—
Hotels and Resorts:
Hotels	14	5	1	2	6
Resorts	1	1	—	—	—
Other Properties(3)	2	—	1	—	1
Total	97	50	37	2	8
(1)Four of the movie theatres are on land leased from unrelated parties.
(2)The 35 theatres leased from unrelated parties have a total of 378 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.
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
All of our operating property leases expire on various dates after the end of fiscal 2025 (assuming we exercise all of our renewal and extension options).
Item 3.    Legal Proceedings.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Gregory S. Marcus	Chairman of the Board, President and Chief Executive Officer	60
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary and Director	64
Chad M. Paris	Chief Financial Officer and Treasurer	43
Mark A. Gramz	President, Marcus Theatres Corporation	70
Michael R. Evans	President, Marcus Hotels & Resorts	54
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
From December 26, 2019 to December 26, 2024

	12/26/19	12/31/20	12/30/21	12/29/22	12/28/23	12/26/24
The Marcus Corporation	$100.00	$41.61	$55.41	$44.25	$46.34	$69.80
Russell 2000 Index	100.00	119.38	137.28	109.36	129.48	145.34
Composite Peer Group Index(1)	100.00	67.02	72.00	45.73	70.60	132.20

_____________________
(1)Weighted 35% for the Dow Jones U.S. Hotels Index and 65% for the Company-selected Theatre Index.
(b)Market Information
Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.

On February 25, 2025, there were 1,482 shareholders of record of our Common Stock and 38 shareholders of record of our Class B Common Stock.
(c)Stock Repurchases
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
September 27 – October 30	17	$13.85	17	1,714,682
October 31 – November 27	—	—	—	1,714,682
November 28 – December 26	—	—	—	1,714,682
Total	—	$—	—	1,714,682

(1)Through December 26, 2024, our Board of Directors had authorized the repurchase of up to 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 26, 2024, we had repurchased approximately 10.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
For fiscal 2024 and prior periods, we reported our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December, dividing our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Fiscal 2022 was a 52-week year, beginning on December 31, 2021 and ending on December 29, 2022. Fiscal 2023 was a 52-week year, beginning on December 30, 2022 and ending on December 28, 2023. Fiscal 2024 was a 52-week year, beginning on December 29, 2023 and ending on December 26, 2024.
Beginning on December 27, 2024, our fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for our fiscal year ending December 31, 2025, our quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year.
Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. The quality of film product in any given quarter typically impacts the operating results in our theatre division. Our second and third fiscal quarters generally produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December impacts the results of our fiscal first and fourth quarters in that division. The first quarter of fiscal 2025 will include five days during the week between Christmas and New Year’s Eve, and will end on March 31, 2025 due to the change in our fiscal year discussed above.
Our primary operations are reported in two business segments: theatres, and hotels and resorts. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses fiscal 2024 and fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2023. Within this MD&A amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
The COVID-19 pandemic had an unprecedented impact on the world and both of our business segments from fiscal 2020 through fiscal 2022. Fiscal 2022 results by quarter were significantly impacted by the COVID-19 pandemic during the first half of fiscal 2022. For further discussion regarding the impact of the COVID-19 pandemic and related economic conditions on our results for fiscal 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2022. For discussion regarding potential impacts of future pandemics refer to the discussion of our operational risks and financial risks found above in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Current Plans
Our aggregate cash capital expenditures, acquisitions and net purchases of interests in, and contributions to, joint ventures were $83.3 million during fiscal 2024, compared to $38.8 million during fiscal 2023 and $36.8 million during fiscal 2022. We currently estimate that cash capital expenditures during fiscal 2025 will be in the $70 - $85 million range, with significant investments in our hotels division as discussed below. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.
Our current strategic plans include the following goals and strategies:
Theatres
•Maximize and leverage our current assets. We have invested approximately $389 million to further enhance the movie-going experience and amenities in new and existing theatres over the last ten years. These investments have included:
◦DreamLoungerSM recliner seating additions. As of December 26, 2024, we offered all DreamLounger recliner seating in 67 theatres, representing approximately 86% of our company-owned theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 26, 2024, we offered our DreamLounger recliner seating in approximately 88% of our company-owned screens, a percentage we believe to be the highest among the largest theatre chains in the nation.
◦UltraScreen DLX®, SuperScreen DLX® (DreamLounger eXperience) and ScreenX conversions. As of December 26, 2024, we had a total of 125 PLF screens at 65 of our theatre locations (31 UltraScreen DLX auditoriums, one traditional UltraScreen® auditorium, 89 SuperScreen DLX auditoriums - a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound - and three IMAX® PLF screens). In fiscal 2023, we introduced our first ScreenX auditorium featuring 270-degree projection providing guests with an immersive viewing experience. As of December 26, 2024, we offered at least one PLF screen in approximately 83% of our company-owned theatres, once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. In addition, as of December 26, 2024 we offered more than one PLF screen in approximately 62% of our company-owned theatres, which we believe gives us significant operational flexibility to maximize revenue by showing more than one major film on PLF screens at a theatre, particularly during opening weekends for films and at peak times during the year. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience.
◦Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. As of December 26, 2024, we offered bars/full liquor service under the concepts Take Five Lounge, Take Five Express and The Tavern at 49 theatres, representing approximately 63% of our company-owned theatres. As of December 26, 2024, we also offered one or more in-lobby dining concepts, including the pizza concept Zaffiro’s® Express and hamburger and other Americana fare concept Reel Sizzle, in 40 theatres, representing approximately 69% of our company-owned theatres (excluding our in-theatre dining theatres). In select locations without a

Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
◦In-theatre dining concepts. As of December 26, 2024, we offered a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 29 theatres, representing approximately 37% of our company-owned theatres, through two service models. At 21 theatres we offer in-theatre dining operating under the BistroPlex® and Movie Tavern by Marcus brands. In addition, at 8 theatres operating under the Marcus Theatres brand, we offer the same complete menu available for order at the concession stand, bar, or our online/mobile app with food pickup at the concession stand.
During fiscal 2025 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets. These strategies are expected to include:
◦Opportunistically expanding the number of our PLF formats described above to meet consumer demand. Our guests have shown a strong preference for viewing blockbuster films on the largest screen available. Our goal is to have multiple PLF auditoriums in as many theatres as physically and financially viable in order to provide PLF formats to our guests for more than one blockbuster film at a time.
◦Expanding and evolving our food and beverage operations described above. We will continue to test new concepts and enhance our existing concepts in order to provide further options to our guests and increase our average concession/food and beverage revenues per person. Strategies may also include expanded sports programming, live bingo and other entertainment options in our signature bars. Additionally, we expect to continue refining the service model at our Movie Tavern locations to optimize the use of servers and/or add additional concessions stands and maximize our food and beverage revenues.
◦Evolving and investing in what we believe to be our best-in-class customer loyalty program called Magical Movie RewardsSM (“MMR”). We currently have approximately 6.5 million members enrolled in the program. Approximately 48% of all box office transactions and 41% of total transactions in our theatres during fiscal 2024 were completed by registered members of the loyalty program. We believe that this program contributes to increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and, ultimately, improved operating results. In fiscal 2025, we plan to make additional investments in technology that will provide further insights into loyalty data on customer preferences, habits and tendencies, facilitating more targeted and effective marketing efforts that are tailored to MMR members.
◦Modernizing pricing strategies based upon consumer demand. We currently offer a number of very successful pricing promotions, including “Value Tuesday,” “Student Thursday” and a “Young-at-Heart” program for seniors on Friday afternoons. During fiscal 2024, we also introduced a $7 Everyday Matinee for seniors and children, offering a discounted $7 admission for showtimes before 4 p.m. We believe these promotions have increased movie going frequency and reached a customer who may have stopped going to the movies because of price, without adversely impacting the movie-going habits of our regular weekend customers. Conversely, we charge a higher ticket price for PLF screens and have implemented higher pricing on Friday and Saturday evenings during certain peak moviegoing times of the year. We expect to continue to optimize revenue management and implement additional pricing strategies based upon consumer demand.
◦Expanding the use of technology in all facets of our business. We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application and our marcustheatres.com website. We added food and beverage ordering capabilities to our mobile application at all of our theatres in fiscal 2020. In fiscal 2025 we plan to make additional investments in both our website and mobile app technology to further improve ease-of-use and the overall customer experience for both ticketing and food and beverage ordering. We have continued to install additional theatre-level technology, such as new ticketing and food ordering kiosks, new digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices, while enhancing add-on food and beverage sales opportunities through promotion and on-screen offers. We also believe that maximizing the use of these technology enhancements will improve labor productivity and efficiency.
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
◦Continually evaluating the financial viability of our existing assets. During fiscal 2023, we made decisions to close several underperforming theatres, including three owned theatres in Minnesota and two owned theatres and one leased theatre in Wisconsin. During fiscal 2024, we closed one underperforming leased location in Iowa. In early fiscal 2025, we closed one underperforming Movie Tavern theatre with an expiring lease in Texas. In evaluating the viability of our theatres we consider financial performance, lease terms (if applicable), future maintenance capital requirements, strategic importance and opportunities to consolidate our operations within local markets, among other factors.
◦Regularly upgrading and remodeling our theatres to keep them fresh. To maintain our existing theatres and accomplish the strategies noted above and below, we currently anticipate that our fiscal 2025 capital expenditures in this division will total approximately $20 - $25 million.
•Re-invent and modernize the out-of-home entertainment experience. Our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going and the overall out-of-home entertainment experience. Strategies to achieve this goal are expected to include:
◦Launching a subscription program that encourages more frequent movie-going. In fiscal 2024, we introduced Marcus Movie Club, replacing the previously piloted test programs, MovieFlex® and MovieFlex®+. For $9.99 per month or $109.89 annually, moviegoers who join Marcus Movie Club receive a credit to see any 2D movie each month with rollover of unused credits, a 20% discount on food and beverage, unlimited access to additional tickets for $9.99, and waived ticket surcharge fees. We plan to promote and grow this program in fiscal 2025, and we believe that the program will drive increased recurring moviegoing and loyalty to Marcus Theatres.
◦Developing promotions that feature and elevate movies beyond blockbuster films. In fiscal 2024, we debuted Marcus Mystery Movie, a promotion that on two Mondays each month gives customers the opportunity to attend a 7 p.m. screening of an upcoming movie before its official release date for a $5 ticket, while the movie title is not announced until showtime. The program highlights films of all genres and movie types including small and mid-size films, in addition to expected blockbuster releases. Based on our initial experience and customer feedback, we believe the Marcus Mystery Movie program generates additional attendance by bringing customers out to see films that they might not have otherwise chosen to see, yet find themselves enjoying, while building awareness of coming attractions during the preshow trailers.
◦Expanding electronic passports with packaged film series. In fiscal 2023, we launched Marcus Passport, a program that allows customers to purchase a passport ticket with access to every movie that is playing as part of a Marcus Theatres film series, priced at a discount to purchasing tickets for each movie individually. Our film series showcase multiple movies that celebrate specific genres, holidays, franchises, filmmakers and more. The program launched in fiscal 2023 with a Best Picture Passport featuring the ten Academy Awards Best Picture nominees, followed by additional series throughout the year including winter and summer Kids Dream Passports each featuring twelve family films, Flashback Cinema Passport, Hunger Games Passport, The Chosen Passport, Disney Pixar Passport and a holiday Seasons’ Screening Passport. In fiscal 2024, we grew the program from 19 to 22 passport series, including a mix of newly released films, retro films, and a combination of newly released and retro films.

In fiscal 2024 we sold 74% more passports than we did in fiscal 2023 and we expect to continue to expand our Marcus Passport offerings in fiscal 2025.
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
◦Exploring new viewing experiences for our guests. For example, we currently offer a 4DX auditorium at one of our theatres. 4DX delivers an immersive multi-sensory cinematic experience, including synchronized motion seats and environmental effects such as water, wind, fog, scent and more, to enhance the action on screen. In fiscal 2023, we converted one of our existing auditoriums to a ScreenX auditorium. ScreenX is a panoramic film format that presents films with expanded, dual-sided, 270-degree screens projected on the walls in a theatre. In fiscal 2025, we plan to convert several additional screens to ScreenX and we will consider additional experiential offerings in the future.
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
Now branded Movie Tavern by Marcus, we subsequently introduced new amenities to select Movie Tavern theatres, including our proprietary PLF screens, DreamLounger recliner seating, and additional concession stands; signature programming, such as Value Tuesday with free complimentary-sized popcorn for loyalty members; and proven marketing, loyalty and pricing programs that benefit customers and leverage the overall scale of our theatre circuit.
The years following the COVID-19 pandemic have been challenging for all theatre operators. We will continue to evaluate the opportunities that these challenging situations create, and will consider potential acquisitions in the future. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by an estimated 800 smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
◦Management contracts and/or taking over existing theatre leases. In some cases, existing theatres have been returned to landlords. We will consider either managing theatres for existing owners/landlords or entering into new, financially viable lease arrangements if such opportunities arise. In fiscal 2024, we entered into an agreement to assume operations of the West End Cinema, a 14 screen theatre in St. Louis Park, Minnesota.
Hotels and Resorts
•Operational excellence and maximizing performance. We have always been, and will continue to be, focused on improving the quality of the guest experience, our portfolio of assets, and our associate working environment, with a long-term view of financial success and profitability. During fiscal 2025 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets. These strategies are expected to include:
◦Multiple strategies that are intended to further grow the division’s revenues and profits. Our focus on excellence will continue in fiscal 2025, with guest experience at the forefront. Strategies will include leveraging our food and beverage expertise to further distinguish us from our competition. In addition to growing our banquet and catering business as we continue to target group sales opportunities, we will leverage hotel food and beverage concepts developed by our Marcus Restaurant Group, featuring premier brands such as Mason Street Grill®, ChopHouse®, Miller Time® Pub & Grill and SafeHouse® restaurants.
◦Sales, marketing and revenue management strategies designed to further increase our profitability. The priority will be to focus on capitalizing on strong group demand and improving business travel trends, maximizing revenue per available room, optimizing event space and growing ancillary revenues.
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
•Portfolio management. We have invested approximately $230 million to further enhance our hotels and resorts portfolio over the last 10 years. These investments have included:
◦Hotel renovations. We regularly renovate and update our hotels and resorts. For example, at the Grand Geneva Resort & Spa we renovated the lobby in fiscal 2021, completed guest room renovations in fiscal 2023, completed a meeting space renovation project in fiscal 2024, and started construction on a new 10-hole golf short course late in fiscal 2024. At The Pfister Hotel, we completed a ballroom and meeting space renovation in fiscal 2023 and completed a guest room renovation project in fiscal 2024. Additionally, we began an approximately $40 million renovation at the Hilton Milwaukee in late fiscal 2024 that will include a transformation of 554 guest rooms, meeting and event spaces, and the hotel lobby, which is expected to be completed in fiscal 2025.
◦Hotel branding changes. We closed the InterContinental Milwaukee in early January 2019 and undertook a substantial renovation project that converted this hotel into an independent experiential arts hotel, Saint Kate - The Arts Hotel. The newly renovated hotel reopened during June 2019.
Our future plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. We anticipate additional reinvestment during fiscal 2025 and fiscal 2026 at the Grand Geneva Resort & Spa, Hilton Milwaukee and AC Hotel Chicago. To maintain our existing hotels and resorts, we currently anticipate that our fiscal 2025 capital expenditures in this division will total approximately $50 - $60 million, with significant investment in the renovation at Hilton Milwaukee.
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
We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is possible that we may sell a particular hotel or hotels during fiscal 2025 or beyond if we determine that such action is in the best interest of our shareholders.
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
In fiscal 2021, we formed a joint venture with funds managed by Searchlight Capital Partners (“Searchlight”), a leading global private investment firm, to acquire the Kimpton Hotel Monaco Pittsburgh in December 2021, which we manage. In March 2024, we formed a joint venture with Hempel Real Estate (“Hempel”) and Robinson Park (“RP”) to acquire the Loews Minneapolis Hotel, which we manage. The acquired hotel was rebranded as The Lofton Hotel under the Tapestry Collection by Hilton flag. We hope to acquire additional hotels using this strategy in fiscal 2025 and beyond.
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
•In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy and share repurchases. During fiscal 2024, we repurchased 0.7 million shares of our common stock for $9.7 million in the open market under our existing Board of Directors stock repurchase authorizations and continued our regular quarterly common stock cash dividend of $0.07 per share of common stock. In prior years, we have periodically paid special dividends.
•We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. We are actively marketing a number of pieces of surplus real estate and other non-core real estate. During fiscal 2023, we sold one surplus land parcel and two former theatres generating total proceeds of $4.2 million. During fiscal 2024, we sold one former theatre generating total proceeds of $3.1 million. We believe we may receive total sales proceeds from real estate sales during the next fiscal year totaling approximately $2 - $3 million, depending upon demand for the real estate in question.
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

Results of Operations
Consolidated Financial Comparisons
The following table sets forth revenues, operating income, other income (expense), net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share for the past three fiscal years (in millions, except for per share and percentage change data) :

			F24 v. F23			F23 v. F22
	F2024	F2023	Amt.	Pct.	F2022	Amt.	Pct.
Revenues	$735.6	$729.6	$6.0	0.8%	$677.4	$52.2	7.7%
Operating income	16.2	33.9	(17.8)	(52.3)%	8.3	25.6	308.5%
Other income (expense), net	(26.4)	(12.3)	(14.1)	(114.9)%	(10.3)	(2.0)	(19.5)%
Net earnings attributable to noncontrolling interests	—	—	—	—%	2.9	(2.9)	(100.0)%
Net earnings (loss) attributable to The Marcus Corporation	$(7.8)	$14.8	$(22.6)	(152.6)%	$(12.0)	$26.8	223.6%
Net earnings (loss) per common share - diluted	$(0.25)	$0.46	$(0.71)	(154.3)%	$(0.39)	$0.85	217.9%
Fiscal 2024 versus Fiscal 2023
Revenues increased during fiscal 2024 compared to fiscal 2023, with increased revenues from our hotel division offsetting a decrease in revenues from our theatre division.
Operating income decreased during fiscal 2024 compared to fiscal 2023, primarily due to a decrease in operating income from our theatre division and an increase in corporate operating losses, partially offset by increased operating income from our hotels and resorts division. Operating expenses from our corporate items, which include amounts not allocable to the business segments, increased during fiscal 2024 compared to fiscal 2023 due primarily to increased long-term incentive compensation expenses, professional fees related to convertible debt repurchase transactions and tax planning, and expenses related to the relocation of our corporate office.
Our operating income during fiscal 2024 was negatively impacted by impairment charges of approximately $6.8 million, or approximately $0.16 per diluted common share, related to four operating theatres, one operating theatre that we closed in early fiscal 2025, and one permanently closed theatre. Our operating income during fiscal 2023 was negatively impacted by impairment charges of approximately $1.1 million, or approximately $0.02 per diluted common share, primarily related to two permanently closed theatres and surplus real estate. Operating income during fiscal 2024 was also negatively impacted by $2.2 million, or $0.05 per diluted common share, related to settlement and legal expenses in connection with an equipment lease agreement impacted by the COVID-19 pandemic in our theatre division.
Net earnings (loss) attributable to The Marcus Corporation and net earnings (loss) per diluted common share decreased during fiscal 2024 compared to fiscal 2023, primarily due to decreases in operating income and investment income, an increase in equity losses from unconsolidated joint ventures, and the negative impact of debt conversion expense, partially offset by decreases in interest expense, other expense, and income tax expense compared to fiscal 2023.
Investment income was $2.2 million during fiscal 2024 compared to $2.4 million of investment income during fiscal 2023. Investment income (loss) includes interest earned on cash and cash equivalents, as well as increases/decreases in the value of marketable securities and increases in the cash surrender value of a life insurance policy. Investment income (loss) during fiscal 2025 may vary compared to fiscal 2024, primarily dependent upon changes in the value of marketable securities.
Interest expense totaled $11.0 million during fiscal 2024, a decrease of $1.7 million, or 13.7%, compared to interest expense of $12.7 million during fiscal 2023. The decrease in interest expense during fiscal 2024 was due primarily to $1.1 million of additional interest payable on our convertible notes during fiscal 2023 that did not recur, a decrease in noncash amortization of debt issuance costs, and lower borrowing levels during fiscal 2024, partially offset by an increase in our average interest rate, as discussed in the Liquidity section of this MD&A below. Interest expense during fiscal 2024 included approximately $1.1 million in noncash amortization of debt issuance costs. During fiscal 2025, we estimate that noncash amortization of debt issuance costs will be approximately $0.6 million, excluding the impact of any new debt issuance costs. We currently expect our total interest expense during fiscal 2025 to remain consistent with interest expense in fiscal 2024. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We incurred other expense of $1.5 million during fiscal 2024, a decrease of approximately $0.3 million compared to other expense of $1.8 million during fiscal 2023. Other expense consists primarily of the non-service cost components of our periodic pension costs. Based upon information from an actuarial report for our pension plans, we expect other expense to be approximately $1.8 million during fiscal 2025.
We incurred debt conversion expense of $15.5 million during fiscal 2024 in connection with the $100.1 million aggregate principal amount of Convertible Notes Repurchases. See Convertible Senior Notes in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
We reported equity losses from two unconsolidated joint ventures of approximately $0.6 million during fiscal 2024, compared with equity losses from one unconsolidated joint venture of approximately $0.1 million during fiscal 2023. The equity losses in both years consist of our pro-rata share of losses from the Kimpton Hotel Monaco Pittsburgh in Pittsburgh, Pennsylvania, acquired in December 2021 and in which we have a 10% minority ownership interest. The equity losses in fiscal 2024 also include our pro-rata share of losses from The Lofton Hotel in Minneapolis, Minnesota, acquired in March 2024 and in which we have a 24.7% minority ownership interest.
We reported income tax benefit during fiscal 2024 of $2.4 million compared to income tax expense of $6.9 million in fiscal 2023. Our fiscal 2024 income tax benefit was favorably impacted by a $6.1 million release of valuation allowances previously recorded against deferred tax assets for state net operating loss carryforwards (net of federal benefit), partially offset by $3.9 million of negative impact from nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and related termination of the Capped Call Transactions (as described below), and $1.8 million of negative impact primarily from excess compensation subject to deduction limitations. Our fiscal 2024 effective income tax rate was 23.7%. The effective income tax rate was favorably impacted 60.0 percentage points due to the valuation allowance adjustment (net of federal benefit), and was negatively impacted 38.1 percentage points due to the Convertible Notes Repurchases and termination of the Capped Call Transactions, and 17.5 percentage points due to excess compensation deduction limitations.
Our fiscal 2023 income tax expense was favorably impacted by $0.8 million release of valuation allowances previously recorded against deferred tax assets for state net operating loss carryforwards (net of federal benefit), offset by $1.2 million of negative impact primarily from excess compensation subject to deduction limitations. Our fiscal 2023 effective income tax rate was 31.7%. The effective income tax rate was favorably impacted 3.8 percentage points due to the valuation allowance adjustment (net of federal benefit), and was negatively impacted 5.4 percentage points due to excess compensation deduction limitations. We currently anticipate that our fiscal 2025 effective income tax rate may be in the 26-30% range, excluding any potential further changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax adjustments.
Weighted-average diluted shares outstanding was 31.9 million during fiscal 2024. Weighted-average diluted shares outstanding was 41.0 million during fiscal 2023, and included shares from the conversion of the convertible notes (which were repurchased and retired in fiscal 2024). All per share data in this MD&A is presented on a fully diluted basis, however, for periods when we report a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect.
Theatres
Our oldest and historically most profitable division is our theatre division. The theatre division contributed 60.9% of our consolidated revenues and 54.5% of our consolidated operating income, excluding corporate items, during fiscal 2024, compared to 62.8% and 67.4%, respectively, during fiscal 2023 and 60.2% and 30.2%, respectively, during fiscal 2022. As of December 26, 2024, the theatre division operated theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and

Virginia, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			F24 v. F23			F23 v. F22
	F2024	F2023	Amt.	Pct.	F2022	Amt.	Pct.

	(in millions, except percentages)
Revenues	$447.7	$458.4	$(10.7)	(2.3)%	$407.7	$50.7	12.4%
Operating income	22.1	36.2	(14.0)	(38.8)%	8.1	28.1	346.2%
Operating margin	4.9%	7.9%			2.0%

Number of screens and locations at period-end	F2024	F2023	F2022
Theatre screens	995	993	1,064
Theatre locations	79	79	85
Average screens per location	12.6	12.6	12.5
The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			F24 v. F23			F23 v. F22
	F2024	F2023	Amt.	Pct.	F2022	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$214.4	$229.2	$(14.8)	(6.4)%	$198.5	$30.7	15.5%
Concession revenues	192.0	197.7	(5.7)	(2.9)%	180.2	17.5	9.7%
Other revenues	40.0	31.6	8.4	26.8%	29.1	2.5	8.5%
Total revenues before cost reimbursements	446.4	458.4	(12.0)	(2.6)%	407.7	50.7	12.4%
Cost reimbursements	1.3	—	1.3	—%	—	—	—%
Total revenues	$447.7	$458.4	$(10.7)	(2.3)%	$407.7	$50.7	12.4%
Fiscal 2024 versus Fiscal 2023
Our theatre division revenues and operating income decreased during fiscal 2024 compared to fiscal 2023 primarily due to lower attendance in the first half of fiscal 2024 compared to the first half of fiscal 2023. The film slate during the first half of fiscal 2024 was negatively impacted by the content supply chain disruption from the shutdown of movie production during the WGA and SAG-AFTRA labor strikes in 2023, which contributed to a weaker slate of available films compared to the first half of fiscal 2023. Our operating income during fiscal 2024 was also negatively impacted by impairment charges of $6.8 million related to four operating theatres, one operating theatre that we closed in early fiscal 2025, and one permanently closed theatre, compared to impairment charges of $1.1 million during fiscal 2023 related to two permanently closed theatres and surplus real estate.
The following table sets forth our percentage change in comparable theatre attendance during each quarter of fiscal 2024 compared to the same periods during fiscal 2023. In addition, the table compares the percentage change in our fiscal 2024 comparable theatre admissions revenues to the corresponding percentage change in the United States box office revenues (as compiled by us from data received from Comscore, a national box office reporting service for the theatre industry) during each quarter of fiscal 2024 compared to the same quarter during fiscal 2023:

	F24 v. F23
(comparable theatres)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Pct. change in Marcus theatre attendance	-17.5%	-26.3%	7.1%	29.1%	-3.7%
Pct. change in Marcus admission revenues	-13.8%	-28.8%	9.5%	15.4%	-5.6%
Pct. change in U.S. box office revenues	-9.0%	-26.9%	3.8%	22.9%	-4.0%
Marcus performance vs. U.S. box office	-4.8 pts	-1.9 pts	+5.7 pts	-7.5 pts	-1.6 pts
According to the data received from Comscore, our comparable theatres underperformed the industry during fiscal 2024 compared to fiscal 2023 by 1.6 percentage points. We believe our underperformance was due to an unfavorable mix of films during the first half of fiscal 2024 that was more appealing to audiences in other parts of the U.S. than our Midwestern markets, compared to a favorable film mix during the first half of fiscal 2023. In addition, we believe our underperformance in the fourth quarter of fiscal 2024 was attributable to strategic pricing decisions made during the release of blockbuster films and holiday periods (we did not raise prices on blockbuster films, unlike many national exhibitors), resulting in lower average ticket prices compared to other exhibitors. We believe our pricing strategy promoted moviegoing by not raising ticket prices on blockbuster films in a year with a weaker film slate, which we believe will benefit our long-term theatre attendance moving forward. Additional data received and compiled by us from Comscore indicates our admission revenues during fiscal 2024 represented approximately 3.0% of the total admission revenues in the U.S. during the period (commonly referred to as market share in our industry) compared to 3.1% during fiscal 2023. Our goal is to continue our past pattern of outperforming the industry, but our ability to do so in any given quarter or fiscal year will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Our highest grossing films during fiscal 2024 included Inside Out 2, Deadpool & Wolverine, Wicked, Moana 2 and Despicable Me 4. The film slate during fiscal 2024 was more weighted towards our top movies compared to fiscal 2023, as evidenced by the fact that our top ten films during fiscal 2024 accounted for 45% of our total box office results, compared to 39% for the top ten films during fiscal 2023, expressed as a percentage of the total admission revenues for the period. An increased reliance on just a few blockbuster films often has the effect of increasing our film rental costs during the period, as there is a less diverse mix of films to offset the higher cost blockbuster films. Generally, the greater a film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a less diverse film slate, our overall film rental percentage increased during fiscal 2024 compared to fiscal 2023.
The quantity and quality of films available for theatrical exhibition, including wide-release films, was negatively impacted during fiscal 2024 following the shutdown of movie production resulting from the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. While the labor strikes were resolved in the fourth quarter of fiscal 2023 with film production resuming thereafter, the quantity and quality of new film releases available for theatrical exhibition during fiscal 2024 was negatively impacted by the prolonged shutdown of movie production, resulting in several blockbuster film release dates shifting to fiscal 2025. While lead times for movie production to theatrical release are lengthy, based upon projected film and alternate content availability, we currently estimate that we will show an increased number of films and alternate content events on our screens during fiscal 2025 compared to fiscal 2024.
Total theatre attendance at comparable theatre locations decreased 3.7% during fiscal 2024 compared to fiscal 2023, primarily due to a decrease in the quality of wide release films in the first half of fiscal 2024, resulting in decreases in both admission revenues and concession revenues. In total, we played 529 films and 304 alternate content attractions at our theatres during fiscal 2024 compared to 465 films and 283 alternate content attractions during fiscal 2023. The increase in films played in fiscal 2024 compared to fiscal 2023 is primarily due to an increase in limited-release films. In general, following the COVID-19 pandemic we have increased the number of limited-release films and alternative content that we play, including independent films, retro series, faith-based content and live events, in response to the slower recovery in the quantity of wide-release films and to promote moviegoing.
The industry generally considers a film to be a “wide release” if it is shown on over approximately 1,500 theatres nationally, and these films generally have the greatest impact on box office receipts. The quantity of wide-release films shown in our theatres and number of wide-release films provided by the six major studios increased during fiscal 2024 compared to fiscal 2023, but remained below pre-pandemic levels. We played 113 wide-release films at our theatres during fiscal 2024 compared to 110 wide-release films during fiscal 2023. Prior to the pandemic, we played 117 wide-release films at our theatres during fiscal 2019. Although the number of wide-releases increased during fiscal 2024 compared to fiscal 2023, the performance of wide-release films decreased in fiscal 2024 as there were fewer major franchise titles and an overall lower quality of film product as a result of the impact from the WGA and SAG-AFTRA labor strikes, particularly in the first half of fiscal 2024. Film product quality significantly improved during the second half of fiscal

2024, with several blockbuster films performing well with audiences and four of our top five grossing films opening in the second half of fiscal 2024.
Our average ticket price decreased 1.6% during fiscal 2024 compared to fiscal 2023, and was unfavorably impacted by the introduction of our $7 Everyday Matinee promotion, an increase in the percentage of our weekly attendance on Value Tuesday, and a lower proportion of admission revenues from event cinema, in particular due to the prior year impact of Taylor Swift: The Eras Tour which played at higher ticket prices. During the second quarter of fiscal 2024, we implemented a change to our Value Tuesday promotion across our theatre circuit by reintroducing a free complimentary-size popcorn for members of our free Magical Movie Rewards® (MMR) loyalty program, which replaced a 20% discount on all concessions, food and non-alcoholic beverages, a promotion that had been in place for the year prior to the change. Our Value Tuesday promotion features $6 admission for MMR members, $7 admission for non-MMR customers, and a free complimentary-size popcorn. These changes were well received by guests, contributing to the increase in percentage of our weekly attendance on Tuesday. These unfavorable decreases in our average ticket price were partially offset by an increased proportion of admission revenues from our PLF screens as a result of a film slate during the year that was more concentrated on blockbuster films compared to fiscal 2023. The overall decrease in average ticket price unfavorably impacted our admission revenues of our comparable theatres by $4.1 million during the fiscal 2024 compared to fiscal 2023. We currently expect our average ticket price during fiscal 2025 to remain consistent with fiscal 2024, but film mix and the impact of pricing strategies discussed in the “Current Plans” section above will likely impact our final result.
Our average concession revenues per person increased by 2.1% during fiscal 2024 compared to fiscal 2023, which was primarily due to inflationary increases in concession prices in response to increases in food and labor costs, partially offset by a decrease in the number of concession items purchased per person. Our average concession revenues per person was also positively impacted by higher attendance growth coming from our dine-in Movie Tavern theatres that have a higher concessions revenue per person. The increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $3.4 million during the fiscal 2024 compared to fiscal 2023. We expect to continue to report similar average concession revenues per person in future periods, but the impact of pricing strategies discussed in the “Current Plans” section above will likely impact our final result.
Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, mobile app revenues, rental income and gift card breakage income, increased by $8.4 million during fiscal 2024 compared to fiscal 2023. The fluctuation in other revenue was primarily due to the impact of changes in the criteria for waiving internet surcharge ticketing fees for our MMR members introduced late in the first quarter of fiscal 2024, resulting in an increase in ticketing fees per person during fiscal 2024.
The film product release schedule for fiscal 2025 has solidified in recent months. Several films that have contributed to our early fiscal 2025 first quarter results include the carryover impact of releases during the fourth quarter of fiscal 2024 including Mufasa: The Lion King, Sonic the Hedgehog 3, Moana 2, and Nosferatu, and new releases during the first quarter of fiscal 2025 including Captain America: Brave New World, One of Them Days, Wolf Man, Flight Risk and Dog Man. Although it is possible that schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2025 that have potential to perform very well include: Snow White, A Minecraft Movie, The Accountant 2, Mickey 17, Thunderbolts, Mission: Impossible - The Final Reckoning, Karate Kid, Elio, How to Train Your Dragon, From the World of John Wick: Ballerina, F1, Jurassic World Rebirth, Megan 2.0, Naked Gun, Superman: Legacy, The Fantastic Four: First Steps, I Know What you Did Last Summer, The Bad Guys 2, The Conjuring: Last Rites, Downton Abbey 3, Saw XI, The Bride, The Black Phone 2, Tron: Ares, Mortal Kombat 2, Blade, Now you See Me 3, Wicked Part 2, Zootopia 2, Five Nights at Freddy’s 2, The SpongeBob Movie: Search for SquarePants and Avatar: Fire and Ash.
We made decisions to close several underperforming theatres during fiscal 2023 and fiscal 2024. During fiscal 2023, we closed three owned theatres in Minnesota and two owned theatres and one leased theatre in Wisconsin. During fiscal 2024, we closed one leased theatre in Iowa. Additionally, early in fiscal 2025 we closed one leased Movie Tavern theatre in Texas. During fiscal 2023, we converted one existing screen to SuperScreen DLX and converted one existing screen to ScreenX to add additional PLF screens at two of our theatres. During fiscal 2024, we converted all auditoriums at a single location to DreamLounger recliners.
Hotels and Resorts
The hotels and resorts division contributed 39.1% of our consolidated revenues during fiscal 2024, compared to 37.1% and 39.8%, respectively, during fiscal 2023 and fiscal 2022. The hotels and resorts division contributed 45.5% of consolidated operating income, excluding corporate items, during fiscal 2024 compared to 32.6% and 69.8%, respectively, during fiscal 2023 and fiscal 2022. As of December 26, 2024, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-service destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, and Lincoln, Nebraska. In addition, the hotels and resorts division managed nine hotels, resorts and other properties for other owners. Included in the nine managed properties are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own some or all of the public space. The following tables set forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the past three fiscal years:

			F24 v. F23			F23 v. F22
	F2024	F2023	Amt.	Pct.	F2022	Amt.	Pct.

	(in millions, except percentages)
Revenues	$287.5	$270.8	$16.7	6.2%	$269.3	$1.5	0.6%
Operating income	18.5	17.5	1.0	5.5%	18.7	(1.2)	(6.3)%
Operating margin	6.4%	6.5%			6.9%

Available rooms at period-end	F2024	F2023	F2022
Company-owned	2,406	2,406	2,406
Management contracts with joint ventures	499	248	248
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,269	1,269	1,737
Total available rooms	4,654	4,403	4,871
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the last three fiscal years:

			F24 v. F23			F23 v. F22
	F2024	F2023	Amt.	Pct.	F2022	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$113.3	$106.6	$6.7	6.3%	$107.7	$(1.1)	(1.0)%
Food/beverage revenues	78.1	73.3	4.8	6.6%	74.8	(1.6)	(2.1)%
Other revenues	56.9	53.5	3.4	6.3%	53.1	0.4	0.8%
Total revenues before cost reimbursements	248.3	233.4	14.9	6.4%	235.7	(2.2)	(0.9)%
Cost reimbursements	39.2	37.4	1.7	4.6%	33.6	3.8	11.3%
Total revenues	$287.5	$270.8	$16.7	6.2%	$269.3	$1.5	0.6%
Fiscal 2024 versus Fiscal 2023
Total hotels and resorts revenues increased 6.2% during fiscal 2024 compared to fiscal 2023. Hotels and resorts operating income during fiscal 2024 increased 5.5% compared to fiscal 2023, with higher revenues driven primarily from higher overall occupancy and increased average daily rates, including a positive impact from the Republican National Convention (RNC) held in Milwaukee during July 2024. The RNC favorably impacted our group room revenue and banquet and catering revenue at our three hotels in downtown Milwaukee by approximately $3.3 million in fiscal 2024.
Total revenues before cost reimbursements increased 6.4% during fiscal 2024 compared to fiscal 2023. Six of our seven company-owned hotels and resorts contributed to the improved revenue during fiscal 2024, with occupancy and average daily rate increasing at four of our seven owned hotels compared to fiscal 2023. Strong growth in group business, driven partially by the RNC, as well as a shift in pricing strategy as we optimized pricing to drive higher weekday occupancy and overall RevPAR through lower daily rates at certain properties, resulted in increased revenues compared to fiscal 2023. While leisure travel softened slightly in fiscal 2024 compared to fiscal 2023, it remained near pre-pandemic demand levels. The increase in group revenues during fiscal 2024 has consequently led to an increase in banquet and catering revenues, positively impacting our food and beverage revenues as compared to fiscal 2023.

Other revenues during fiscal 2024 and fiscal 2023 included ski, spa and golf revenues at our Grand Geneva Resort & Spa, management fees, laundry revenues, parking revenues and rental revenues. Other revenues increased during fiscal 2024 compared to fiscal 2023 primarily due to increased occupancy at our owned and managed hotels and resorts and higher golf and resort fees, partially offset by lower laundry revenues. Cost reimbursements increased during fiscal 2024 compared to fiscal 2023 primarily due to the addition of The Lofton Hotel joint venture in March 2024 as a managed property.
The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (“ADR”), and our total revenue per available room (“RevPAR”), for company-owned properties:

			F24 v. F23
Operating Statistics(1)	F2024	F2023	Amt.		Pct.
Occupancy percentage	66.1%	63.7%	2.4	pts	3.8%
ADR	$190.80	$186.43	$4.37		2.3%
RevPAR	$126.13	$118.72	$7.41		6.2%
(1)These operating statistics represent averages of our comparable seven distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at five of our seven company-owned properties during fiscal 2024 compared to fiscal 2023. Growth in group business primarily during weekdays resulted in occupancy increasing approximately 2 percentage points in fiscal 2024 compared to fiscal 2023. During fiscal 2024, our group business represented approximately 41.9% of our total rooms revenue, or 40.4% excluding the impact of the Republican National Convention (RNC), compared to approximately 37.2% during fiscal 2023, and 39.9% during fiscal 2019 prior to the pandemic – an indication that group business is trending above pre-pandemic levels. Non-group retail pricing remained strong in the majority of our markets, contributing to increased ADR.
According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2024 results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 2.1% during fiscal 2024 compared to fiscal 2023. Thus, we believe our RevPAR growth of 6.2% out-performed the industry during fiscal 2024 by approximately 4.1 percentage points. We believe our outperformance during fiscal 2024 was due primarily to our strong performance in the group customer segment, incremental revenue from the RNC, as well as improved revenue management and rate optimization resulting in higher occupancy growth compared to the rest of the industry.
Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced an increase in RevPAR of 6.8% during fiscal 2024 compared to fiscal 2023. Thus, we believe we underperformed our competitive sets during fiscal 2024 by approximately 0.6 percentage points. We believe the underperformance to our competitive sets during fiscal 2024 results primarily due to our higher mix of lower rate contractual airline crew business during the RNC compared to our competitive sets, as well as new hotel room supply within one of our markets. Additionally, due to the renovation of Hilton Milwaukee that began in fourth quarter of fiscal 2024, some rate displacement occurred within our Milwaukee market hotels due to shifting of business between properties that we believe negatively impacted our RevPAR growth compared to our competitive sets.
We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. Looking to future periods, while overall occupancy in the U.S. continues to slowly increase, ADR growth has slowed following several years of significant growth and we expect nominal ADR growth in fiscal 2025. In the near term, we expect group business demand to remain strong and leisure travel to soften. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. We continue to experience gradual increases in business travel as corporate training events, meetings, and conferences return and workers continue to increase the number of days in downtown offices.

As of the date of this report, our group room revenue bookings for fiscal 2025 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 6% ahead of where we were at the same time last year, and approximately 22% ahead of where we were at the same time last year excluding the impact of the RNC. Group room revenue bookings for fiscal 2026 is running approximately 50% ahead of where we were at the same time in early fiscal 2024 for fiscal 2025. Banquet revenue pace for fiscal 2025 and fiscal 2026 is similarly running ahead of where we would typically be at this same time last year. Catering revenue pace for fiscal 2025 is running slightly behind where we would typically be at this same time last year, while catering revenue pace for fiscal 2026 is running slightly ahead of where we would typically be at this same time last year. We are encouraged by continuing positive trends in group bookings for fiscal 2025 and beyond.
During the fourth quarter of fiscal 2023, we ceased management of Hyatt Regency Schaumburg in Schaumburg, Illinois when the hotel was sold to new ownership. During fiscal 2024 we formed a joint venture with investment partners to acquire the Loews Minneapolis Hotel in March 2024, which we manage. The acquired hotel was rebranded as The Lofton Hotel under the Tapestry Collection by Hilton flag. As of the date of this filing, our current portfolio of hotels and resorts includes 16 owned and managed properties across the country.
As discussed in the “Current Plans” section of this MD&A, we are considering a number of potential growth opportunities that may impact fiscal 2025 and future period operating results. In addition, if we were to sell one or more hotels during fiscal 2025, our fiscal 2025 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the last three fiscal years (in millions, except for variance percentage):

			F24 v. F23			F23 v. F22
	F2024	F2023	Amt.	Pct.	F2022	Amt.	Pct.

	(in millions, except percentages)
Theatres	$78.1	$86.4	$(8.3)	(9.7)%	$60.0	$26.5	44.1%
Hotels and resorts	41.6	37.7	3.9	10.2%	38.9	(1.2)	(3.0)%
Corporate items	(17.2)	(15.4)	(1.8)	11.8%	(13.8)	(1.6)	11.9%
Adjusted EBITDA	$102.4	$108.7	(6.3)	(5.8)%	$85.1	23.6	27.8%
Our theatre division Adjusted EBITDA decreased during fiscal 2024 compared to fiscal 2023 due to lower revenue resulting from a weaker film slate and lower attendance, as described in the Theatres section above. Our hotels and resorts division Adjusted EBITDA increased during fiscal 2024 due to higher revenue resulting from improved occupancy percentages and ADR, as described in the Hotels and Resorts section above. Adjusted EBITDA attributable to corporate items decreased during fiscal 2024 compared to fiscal 2023 due primarily to increased long-term incentive compensation expenses, professional fees related to tax planning, and personnel and benefits cost inflation.
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	F2024	F2023	F2022
Net income (loss) attributable to The Marcus Corporation	$(7.8)	$14.8	$(12.0)
Add (deduct):
Investment income	(2.2)	(2.4)	—
Interest expense	11.0	12.7	15.3
Other expense (income)	1.5	1.8	2.1
Gain on disposition of property, equipment and other assets	0.4	—	(1.1)
Gain on sale of hotel	—	—	(6.3)
Equity losses from unconsolidated joint ventures, net	0.6	0.1	0.1
Net earnings attributable to noncontrolling interests	—	—	2.9
Income tax expense (benefit)	(2.4)	6.9	7.1
Depreciation and amortization	68.0	67.3	67.1
Share-based compensation expenses (1)	8.2	6.4	8.2
Impairment charges (2)	6.8	1.1	1.5
Theatre exit costs (3)	0.1	—	—
Insured losses (recoveries) (4)	0.2	—	—
Debt conversion expense (5)	15.5	—	—
Other non-recurring (6)	2.5	—	—
Total Adjusted EBITDA	$102.4	$108.7	$85.1

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	F2024				F2023
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income	$22.1	$18.5	$(24.5)	$16.2	$36.2	$17.5	$(19.8)	$33.9
Depreciation and amortization	45.4	21.9	0.7	68.0	48.4	18.6	0.4	67.3
Loss (gain) on dispositions of property, equipment and other assets	0.3	0.1	—	0.4	(0.1)	0.7	(0.5)	—
Share-based compensation (1)	0.9	1.1	6.2	8.2	0.9	1.0	4.5	6.4
Impairment charges (2)	6.8	—	—	6.8	1.1	—	—	1.1
Theatre exit costs (3)	0.1	—	—	0.1	—	—	—	—
Insured losses (recoveries) (4)	0.2	—	—	0.2	—	—	—	—
Other non-recurring (6)	2.2	—	0.3	2.5	—	—	—	—
Adjusted EBITDA	$78.1	$41.6	$(17.2)	$102.4	$86.4	$37.7	$(15.4)	$108.7

	F2022
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$8.1	$18.7	$(18.5)	$8.3
Depreciation and amortization	47.6	19.2	0.4	67.1
Share-based compensation (1)	2.8	1.0	4.4	8.2
Impairment charges (2)	1.5	—	—	1.5
Adjusted EBITDA	$60.0	$38.9	$(13.8)	$85.1

(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges in fiscal 2024 related to three operating theatres, one operating theatre that closed in early fiscal 2025, and one permanently closed theatre. Non-cash impairment charges in fiscal 2023 related to one permanently closed theatre. Non-cash impairment charges in fiscal 2022 related to two operating theatres.
(3)Non-recurring costs related to the closure and exit of one theatre location in fiscal 2024.
(4)Repair costs and insurance recoveries that are non-operating in nature related to insured property damage at one theatre location.
(5)Debt conversion expense resulting from repurchases of $100.1 million aggregate principal amount of Convertible Notes. See Convertible Senior Notes in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
(6)Other non-recurring includes settlement and legal expenses related to an equipment lease agreement impacted by the COVID-19 pandemic in Theatres, and professional fees related to convertible debt repurchase transactions and corporate office relocation expenses in Corporate Items.

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
Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 89-year history, and our financial position remains strong. As of December 26, 2024, we had a cash balance of

$40.8 million, $220.2 million of availability under our $225.0 million revolving credit facility, our debt-to-capitalization ratio was 0.26, and our net leverage was 1.3 times net debt to Adjusted EBITDA. With our strong liquidity position, combined with cash generated from operations, we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2025 and beyond, as well as our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	December 26, 2024	December 28, 2023
Long-term debt (GAAP measure) (1)	$159.1	$169.9
Finance lease obligations (GAAP measure) (2)	13.0	15.3
Less: Cash and cash equivalents	(40.8)	(55.6)
Net Debt	$131.3	$129.6

Net Debt	$131.3	$129.6
Adjusted EBITDA	102.4	108.7
Net Leverage (Net Debt to Adjusted EBITDA)	1.28x	1.19x

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
The Credit Agreement provides for a five-year revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225.0 million. We may request an increase in the aggregate amount of availability under the Credit Agreement by an aggregate amount of up to $125.0 million by increasing the revolving credit facility or adding one or more tranches of term loans. Our ability to increase availability under the Credit Agreement is subject to certain conditions, including, among other things, the absence of any default or event of default or material adverse effect under the Credit Agreement.
The Sixth Amendment amended the Credit Agreement to, among other things: (i) revise the applicable interest rates for benchmark and ABR (defined below) loans to be determined by a net leverage ratio, rather than the previously used debt to capitalization ratio; (ii) revise the definition of consolidated EBITDA to exclude certain non-recurring costs and one-time expenses and exclude certain non-recurring recognized gains; (iii) exclude our hotel properties and certain theatre properties from the collateral under the Credit Agreement; (iv) revise the financial covenants to eliminate covenants regarding the consolidated fixed charge coverage ratio and consolidated debt to capitalization ratio and replace these covenants with a requirement that our consolidated net leverage ratio not exceed 3.50:1.00, provided that, with some limitations, such ratio may be increased to 4.00:1:00 for the full fiscal quarter in which a material acquisition (in which aggregate consideration equals or exceeds $30.0 million) is consummated and the three fiscal quarters immediately thereafter; (v) replace the required consolidated fixed charge coverage ratio with a covenant that our interest coverage ratio at the end of any fiscal quarter not be less than 3.00:1.00; (vi) revise permitted indebtedness under the agreement to include, among other items, (a) borrowings or finance lease obligations to finance capital expenditures up to $40.0 million at any time outstanding, (b) indebtedness under our senior notes up to $100.0 million at any time outstanding; (c)

indebtedness of up to $25.0 million in any new restricted subsidiaries at the time such entity becomes a restricted subsidiary, (d) other indebtedness not exceeding $50.0 million at any time outstanding and (e) other indebtedness as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the Credit Agreement; and (vii) revise the covenants to allow us to make investments as long as no default has occurred under the Credit Agreement, or would occur as a result of the investment, as long as the consolidated net leverage ratio is at least 0.25 less than otherwise required under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) the term SOFR, plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date; provided, however, as of the effective date of the Sixth Amendment, in respect of revolving loans, the applicable margin is 1.75% for SOFR borrowings and 0.75% for ABR borrowings. We are required to pay a variable rate facility fee depending on our consolidated net leverage ratio.
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
Senior Notes
On June 27, 2013, we entered into a Note Purchase Agreement (the “4.02% Senior Notes Agreement”) with the several purchasers party to the 4.02% Senior Notes Agreement, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 4.02% Senior Notes due August 14, 2025 (the “4.02% Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We used the net proceeds from the issuance and sale of the 4.02% Notes to reduce existing borrowings under our revolving credit facility and for general corporate purposes. On December 21, 2016, we entered into a Note Purchase Agreement (the “4.32% Senior Notes Agreement”) with the several purchasers party to the 4.32% Senior Notes Agreement, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 4.32% Senior Notes due February 22, 2027 (the “4.32% Notes” and the 4.02% Notes, are together referred to hereafter as the “Notes”) in a private placement exempt from the registration requirements of the Securities Act. We used the net proceeds of the sale of the 4.32% Notes to repay outstanding indebtedness and for general corporate purposes.
Interest on the 4.02% Notes is payable semi-annually in arrears on the 14th day of February and August in each year and at maturity. Interest on the 4.32% Notes is payable semi-annually in arrears on the 22nd day of February and August in each year and at maturity. Beginning on August 14, 2021 and on the 14th day of August each year thereafter to and including August 14, 2024, we will be required to prepay $10 million of the principal amount of the 4.02% Notes. The entire outstanding principal balance of the 4.32% Notes will be due and payable on February 22, 2027. The entire unpaid principal balance of the 4.02% Notes will be due and payable on August 14, 2025. The Notes rank pari passu in right of payment with all of our other senior secured debt.
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
Interest on the 2024 Senior Notes is payable semi-annually in arrears on the 9th day of January and July each year, commencing on January 9, 2025, and on the applicable maturity date. The Tranche A Notes require annual principal amortization payments beginning in fiscal 2027 with a final maturity in fiscal 2031. The Tranche B Notes require annual principal amortization payments beginning in fiscal 2028 with a final maturity in fiscal 2034. The 2024 Senior Notes rank pari passu in right of payment with all of our other senior secured debt. The Master Note Purchase Agreement contains various restrictions and covenants applicable to the Company and certain of its subsidiaries that are consistent with the restrictions, covenants and collateral provisions in the Company’s existing Credit Agreement and Note Purchase Agreements. Among other requirements, the Master Note Purchase Agreement requires us to maintain (i) a ratio of consolidated net debt (as defined in the Master Note Purchase Agreement) to consolidated EBITDA (as defined in the Master Note Purchase Agreement) of 3.50 to 1.00 or less, with some temporary exceptions for material acquisitions, and (ii) a minimum ratio of consolidated EBITDA to consolidated interest expense (as defined in the Master Note Purchase Agreement) for each period of four consecutive fiscal quarters (determined as of the last day of each fiscal quarter) of 3.00 to 1.00 or more.
In connection with the Amended Senior Notes Agreements and Master Note Purchase Agreement: (i) we and certain of our subsidiaries have pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Notes and related obligations; and (ii) certain subsidiaries of ours have guaranteed our obligations under the Amended Senior Notes Agreements, Master Note Purchase Agreement, Notes, and the 2024 Senior Notes.
The Amended Senior Notes Agreements and Master Note Purchase Agreement also contain customary events of default. If an event of default under the Amended Senior Notes Agreements or Master Note Purchase Agreement occurs and is continuing, then, among other things, the purchasers may declare any outstanding obligations under the Amended Senior Notes Agreements, Master Note Purchase Agreement, Notes, and the 2024 Senior Notes to be immediately due and payable and the note holders may exercise their rights and remedies against the pledged collateral.
Convertible Senior Notes
In September 2020, we entered into a purchase agreement with J.P. Morgan Securities LLC, as representative of the several initial purchasers (the “Initial Purchasers”), to issue and sell $100.1 million aggregate principal amount of our 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes”). In connection with the pricing of the Convertible Notes we entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers and/or their respective affiliates and/or other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions were expected generally to reduce potential dilution of our common stock upon any conversion of the Convertible Notes and/or offset any cash payments we were required to make in excess of the principal amount of such converted Convertible Notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the Capped Call Transactions, was greater than the strike price of the Capped Call Transactions, which initially corresponded to the conversion price of the Convertible Notes and was subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes.
During fiscal 2024, we entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with the holders of our Convertible Notes. Under the terms of the Purchase Agreements, the holders agreed to exchange $100.1 million in aggregate principal amount of Convertible Notes for cash consideration of $121.8 million (or $103.5 million net of the cash we received in connection with the unwind of a portion of the Capped Call Transactions as discussed below) effected over four separate repurchase tranches (the “Convertible Notes Repurchases”). Upon settlement of the Convertible Note Repurchases all of the Convertible Notes were retired.
In connection with the Convertible Notes Repurchases, we entered into unwind agreements with the Capped Call Counterparties to terminate a portion of the Capped Call Transactions equal to the notional amounts of the Convertible Notes Repurchases, and to receive aggregate cash of $18.3 million effected over four separate unwind tranches.

During the fiscal 2024, we incurred debt conversion expense of $15.5 million in connection with the Convertible Notes Repurchases. The unwind of the Capped Call Transactions resulted in a $17.6 million increase in capital in excess of par within shareholders’ equity during fiscal 2024.
Summary
The Credit Agreement and the Senior Notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of the date of this filing, we are in compliance with all of the financial covenants imposed by the Credit Agreement and the Senior Notes. Our long-term debt has scheduled annual principal payments, net of amortization of debt issuance costs, of $10.4 million in fiscal 2025 and no principal payments in fiscal 2026. We believe that we will have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements and beyond.
Financial Condition
Fiscal 2024 versus Fiscal 2023
Net cash provided by operating activities totaled $103.9 million during fiscal 2024, compared to net cash provided by operating activities of $102.6 million during fiscal 2023, an increase of $1.3 million. The increase in net cash provided by operating activities in fiscal 2024 was due primarily to favorable timing of payment of accounts payable, accrued compensation, other assets, and operating leases, partially offset by a decrease in net earnings and unfavorable timing in the collection of accounts receivable and payment of other accrued liabilities as compared to fiscal 2023.
Net cash used in investing activities during fiscal 2024 totaled $81.9 million, compared to net cash used in investing activities during fiscal 2023 of $36.7 million, an increase of $45.1 million. The increase in net cash used by investing activities was primarily the result of an increase in capital expenditures (as described below) and a $5.6 million purchase of joint venture interests in The Lofton Hotel, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors.
Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $79.2 million during fiscal 2024 compared to $38.8 million during fiscal 2023, an increase of $40.4 million, or 104.3%. We incurred approximately $21.0 million of capital expenditures in our theatre division during fiscal 2024, including costs associated with the conversion of one theatre location to DreamLounger seating, the purchase of previously leased projectors and normal maintenance capital projects. We incurred approximately $15.1 million of capital expenditures during fiscal 2023 in our theatre division, including costs associated with the conversion of two existing auditoriums to a SuperScreen DLX® and a ScreenX auditorium and normal maintenance capital projects. We incurred approximately $48.9 million of capital expenditures in our hotels and resorts division during fiscal 2024, including costs related to ballroom and meeting space renovations, associate housing construction and golf short course construction at the Grand Geneva Resort & Spa, guest room and lobby renovations at The Pfister Hotel, guest room renovations at the Hilton Milwaukee and normal maintenance capital projects at our other company-owned hotels and resorts. We incurred capital expenditures in our hotels and resorts division during fiscal 2023 of approximately $22.9 million, including costs related to the second phase of a guest rooms renovation at the Grand Geneva Resort & Spa, ballroom and meeting space renovations at The Pfister Hotel and normal maintenance capital projects at our other company-owned hotels and resorts. Our current estimated fiscal 2025 cash capital expenditures, which we anticipate may be in the $70 - $85 million range, are described in greater detail in the “Current Plans” section of this MD&A.
Net cash used in financing activities during fiscal 2024 totaled $37.3 million, compared to net cash used in financing activities during fiscal 2023 of $30.5 million. During fiscal 2024, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $119.0 million of new short-term revolving credit facility borrowings, and we made $119.0 million of repayments on short-term revolving credit facility borrowings during fiscal 2024. We ended fiscal 2024 with no outstanding borrowings under our revolving credit facility.
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
Principal payments on long-term debt were approximately $11.4 million during fiscal 2024, including a $10.0 million installment payment on senior notes, compared to payments of $11.4 million during fiscal 2023, which included a $10.0 million installment payment on senior notes. During fiscal 2024 we received $100.0 million of cash proceeds from the issuance of senior notes in July 2024. See Senior Notes section above for further discussion.
During fiscal 2024 we paid $123.5 million in cash for the Convertible Notes Repurchases (as defined above) and related transaction costs, with no repurchases in fiscal 2023. We received $18.3 million in cash from the proportionate unwind of the Capped Call Transactions in connection with the Convertible Notes Repurchases during fiscal 2024. See Convertible Senior Notes section above for further discussion.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.26 at December 26, 2024, compared to 0.26 at December 28, 2023. Based upon our current expectations for our fiscal 2025 operating results and capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio will remain at our current relatively low levels during fiscal 2025. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2025 are dependent upon, among other things, our actual operating results, capital expenditures, asset sales proceeds and potential equity transactions during the year.
During fiscal 2024 we repurchased 0.7 million shares of our common stock for $9.7 million in the open market, compared to no share repurchases of our common stock in the open market in fiscal 2023. As of December 26, 2024, approximately 1.7 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
We paid regular quarterly dividends totaling $8.8 million during fiscal 2024, compared to $7.4 million in fiscal 2023. During the third quarter of fiscal 2023, we increased our regular quarterly common stock cash dividend by 40% to $0.07 per common share.
Contractual Obligations, Commercial Commitments and Future Uses of Cash
The following schedule details our contractual obligations at December 26, 2024 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Total debt	$160,392	$10,392	$62,000	$35,428	$52,572
Interest on fixed-rate long term debt(1)	41,745	9,354	15,949	9,774	6,668
Pension obligations	34,983	2,377	4,755	5,894	21,957
Operating lease obligations	234,260	23,963	48,292	43,544	118,461
Finance lease obligations	14,883	3,144	5,081	3,501	3,157
Construction commitments	31,569	31,569	—	—	—
Total contractual obligations	$517,832	$80,799	$136,077	$98,141	$202,815
________________
(1)Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. As of December 26, 2024 we had zero variable interest rate debt outstanding.
Additional detail describing our long-term debt is included in Note 6 to our consolidated financial statements.
As of December 26, 2024, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 9 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.
As of December 26, 2024, we had no debt or lease guarantee obligations.
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
In connection with the mortgage loan obtained by a wholly-owned subsidiary of The Lofton Hotel joint venture entity, we provided an environmental indemnity and a several payment guaranty that provides that the lender can recover losses from us, a principal in Hempel, and a principal in RP for certain events of default of the borrower up to $6,200,000 for the Company. Under the terms of a cross-indemnity agreement among the guarantors, the other two guarantors have fully indemnified us under the guarantees for any losses in excess of its proportionate liability under the several payment guaranty and environmental indemnity.
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates, and we manage our exposure to this market risk by monitoring available financing alternatives.
As of December 26, 2024 we had zero variable interest rate debt outstanding. Our revolving credit facility, which has no outstanding borrowings as of December 26, 2024, is our only existing credit facility that bears interest based on a variable rate. Our earnings may be affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility to the extent we have any such borrowings.
Fixed interest rate debt totaled $160.4 million as of December 26, 2024, carried a weighted-average interest rate of 5.93% and represented 100.0% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.02% to 7.02%, maturing in fiscal 2025 through 2034; and other debt instruments bearing interest at 5.75%, maturing in fiscal 2025, and PPP loans bearing interest at 1.0%, maturing in fiscal 2025. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 26, 2024, the fair value of our $160.0 million of senior notes was approximately $157.2 million.
The variable interest rate debt and fixed interest rate debt outstanding as of December 26, 2024 matures as follows (in thousands):

	F2025	F2026	F2027	F2028	F2029	Thereafter	Total
Variable interest rate	$—	$—	$—	$—	$—	$—	$—
Fixed interest rate	10,392	—	62,000	17,714	17,714	52,572	160,392
Total debt	$10,392	$—	$62,000	$17,714	$17,714	$52,572	$160,392
We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. As of December 26, 2024 there were no interest rate swap agreements outstanding.
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
•Long-lived & Other Intangible Assets: We review long-lived assets, including property and equipment, operating lease right-of-use assets and our trade name intangible asset, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Such review is primarily done at the individual theatre or hotel property level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. We use judgment to determine whether indicators of impairment exist. The determination of the occurrence of a triggering event is based upon our knowledge of the theatre and hospitality industries, historical experience such as recent operating results, location of the property, market conditions, recent events or transactions, and property-specific information available at the time of the assessment. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset if it is determined that the long-lived asset is not recoverable. In performing these analyses, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets other than goodwill, if the sum of the undiscounted estimated cash flows is less than the current carrying value, we then prepare a fair value analysis of the asset. If the carrying value of the asset exceeds the fair value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2024, we recorded before-tax impairment charges totaling $6.8 million related to four operating theatres, one operating theatre that we closed in early fiscal 2025, and one permanently closed theatre. During fiscal 2023, we recorded before-tax impairment charges totaling $1.1 million related to two permanently closed theatres and surplus real estate that was sold in fiscal 2024. During fiscal 2022, we recorded a before-tax impairment charge of $1.5 million related to two operating theatres.
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

During the first three quarters of fiscal 2024, we determined that there were no indicators of impairment that would require an additional quantitative analysis during these interim periods. We performed our annual goodwill impairment test as of September 27, 2024 and determined that a quantitative analysis would be appropriate. In order to determine fair value, we used assumptions based on information available to us as of September 27, 2024, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by a substantial amount and deemed that no impairment was indicated as of September 27, 2024. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.
•Income Taxes: We are subject to U.S. federal and state income taxes in numerous state jurisdictions. Significant judgment is required in determining both our key assumptions utilized in the accounting for income taxes and the recording of the provision for income taxes and the related deferred tax assets and liabilities. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those tax positions that do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established valuation allowances against certain of our deferred tax assets relating to state net operating loss carryforwards. As of December 26, 2024, valuation allowances against our deferred tax assets were $3.6 million, and were $11.3 million as of December 28, 2023. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded.
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
In fiscal 2024, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU No. 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. The annual requirements of ASU No. 2023-07 are included in our Business Segment footnote (see Note 13) and prior year information has been recast to conform to the current year presentation. The interim requirements of ASU No. 2023-07 are effective for us the first quarter of fiscal 2025. The adoption of the new standard did not have a material effect on our consolidated financial statements.
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

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 26, 2024. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Chad M. Paris
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the "Company") as of December 26, 2024 and December 28, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows, for each of the three years in the period ended December 26, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2024 and December 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Long-Lived Assets – Theatres segment property and equipment, net and operating lease right-of-use assets - Assessment and Evaluation of Impairment – Refer to Note 1 and Note 3 to the financial statements.
Critical Audit Matter Description
The Company assesses long-lived assets, including property and equipment, net and operating lease right-of-use assets for impairment at the individual theatre or surplus real estate property level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. During the year ended December 26, 2024, the Company recorded an impairment loss of $6.8 million.

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
•For surplus real estate properties, we evaluated the reasonableness of the Company’s forecasted cash flows resulting from planned sale of assets by (1) obtaining sales agreements executed after December 26, 2024, where applicable, (2) obtaining negotiated letters of intent to purchase, where applicable, and (3) comparing the Company’s estimates to relevant real estate market data.
•We evaluated the Company’s forecasted future cash flows for consistency with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 27, 2025
We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 26, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 26, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 27, 2025

THE MARCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 26, 2024	December 28, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$40,841	$55,589
Restricted cash (Note 1)	3,738	4,249
Accounts receivable, net of reserves (Note 5)	21,457	19,703
Assets held for sale (Note 1)	1,199	—
Other current assets (Note 1)	24,915	22,175
Total current assets	92,150	101,716
PROPERTY AND EQUIPMENT, NET (Note 5)	685,734	682,262
OPERATING LEASE RIGHT-OF-USE ASSETS (Note 7)	159,194	179,788
OTHER ASSETS:
Investments in joint ventures (Note 12)	5,166	1,718
Goodwill (Note 1)	74,996	74,996
Deferred income taxes (Note 10)	3,956	—
Other (Note 5)	23,332	24,623
Total other assets	107,450	101,337
Total assets	$1,044,528	$1,065,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,690	$37,384
Taxes other than income taxes	18,696	18,585
Accrued compensation	24,976	22,598
Other accrued liabilities (Note 1)	53,830	57,685
Current portion of finance lease obligations (Note 7)	2,591	2,579
Current portion of operating lease obligations (Note 7)	15,765	15,290
Current maturities of long-term debt (Note 6)	10,133	10,303
Total current liabilities	176,681	164,424

FINANCE LEASE OBLIGATIONS (Note 7)	10,360	12,753
OPERATING LEASE OBLIGATIONS (Note 7)	164,776	178,582
LONG-TERM DEBT (Note 6)	149,007	159,548
DEFERRED INCOME TAXES (Note 10)	32,619	32,235
OTHER LONG- TERM OBLIGATIONS (Note 9)	46,219	46,389
COMMITMENTS AND LICENSE RIGHTS (Note 11)
EQUITY (NOTE 8):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,237,374 at December 26, 2024 and 24,691,548 shares at December 28, 2023	25,237	24,692
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 at December 26, 2024 and 7,078,410 at December 28, 2023	6,985	7,078
Capital in excess of par	177,172	160,642
Retained earnings	265,028	281,599
Accumulated other comprehensive loss	(181)	(1,336)
	474,241	472,675
Less cost of Common Stock in treasury (604,914 shares at December 26, 2024 and 47,916 shares at December 28, 2023)	(9,375)	(1,503)
Total equity	464,866	471,172
Total liabilities and shareholders’ equity	$1,044,528	$1,065,103
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022
REVENUES:
Theatre admissions	$214,421	$229,186	$198,485
Rooms	113,344	106,618	107,699
Theatre concessions	191,989	197,653	180,180
Food and beverage	78,102	73,278	74,836
Other revenues	97,230	85,420	82,560
	695,086	692,155	643,760
Cost reimbursements	40,474	37,420	33,634
Total revenues	735,560	729,575	677,394

COSTS AND EXPENSES:
Theatre operations	225,472	230,770	212,410
Rooms	43,425	41,071	41,561
Theatre concessions	78,406	75,903	73,124
Food and beverage	60,419	57,871	59,272
Advertising and marketing	24,559	22,838	23,877
Administrative	88,958	78,565	74,755
Depreciation and amortization	67,958	67,301	67,073
Rent (Note 7)	25,911	26,154	26,037
Property taxes	14,716	17,871	17,955
Other operating expenses (Note 2)	42,269	38,824	37,865
Impairment charges (Note 3)	6,823	1,061	1,525
Reimbursed costs	40,474	37,420	33,634
Total costs and expenses	719,390	695,649	669,088
OPERATING INCOME	16,170	33,926	8,306

OTHER INCOME (EXPENSE):
Investment income (loss)	2,231	2,426	(45)
Interest expense	(10,972)	(12,721)	(15,299)
Other income (expense), net	(1,513)	(1,832)	(1,060)
Gain on sale of hotel	—	—	6,274
Debt conversion expense	(15,521)	—	—
Equity losses from unconsolidated joint ventures, net (Note 12)	(604)	(149)	(143)
	(26,379)	(12,276)	(10,273)

EARNINGS (LOSS) BEFORE INCOME TAXES	(10,209)	21,650	(1,967)
INCOME TAX EXPENSE (BENEFIT) (Note 10)	(2,422)	6,856	7,137
NET EARNINGS (LOSS)	(7,787)	14,794	(9,104)
NET EARNINGS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	2,868
NET EARNINGS (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$(7,787)	$14,794	$(11,972)

NET EARNINGS (LOSS) PER SHARE – BASIC:
Common Stock	$(0.25)	$0.48	$(0.39)
Class B Common Stock	(0.23)	0.43	(0.35)

NET EARNINGS (LOSS) PER SHARE – DILUTED:
Common Stock	$(0.25)	$0.46	$(0.39)
Class B Common Stock	(0.23)	0.43	(0.35)
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022

NET EARNINGS (LOSS)	$(7,787)	$14,794	$(9,104)
OTHER COMPREHENSIVE INCOME (LOSS):
Pension gain arising during the period, net of tax effect of $425, $171 and $2,967, respectively (Note 9)	1,202	485	8,401
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax effect (benefit) of $(17), $(17) and $269, respectively (Note 9)	(47)	(47)	760
Fair market value adjustment of interest rate swaps, net of tax effect (benefit) of $0, $(8) and $144, respectively (Note 6)	—	(22)	407
Reclassification adjustment on interest rate swaps included in interest expense, net of tax effect (benefit) of $0, $(20) and $64 respectively (Note 6)	—	(58)	182
Other comprehensive income	1,155	358	9,750
COMPREHENSIVE INCOME (LOSS)	(6,632)	15,152	646
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	2,868
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE MARCUS CORPORATION	$(6,632)	$15,152	$(2,222)
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non-Controlling Interests	Total Equity
BALANCES AT DECEMBER 30, 2021	$24,345	$7,130	$145,656	$289,306	$(11,444)	$(1,379)	$453,614	$—	$453,614
Cash dividends:
$0.09 per share Class B Common Stock	—	—	—	(640)	—	—	(640)	—	(640)
$0.10 per share Common Stock	—	—	—	(2,440)	—	—	(2,440)	—	(2,440)
Exercise of stock options	—	—	(196)	—	—	1,089	893	—	893
Purchase of treasury stock	—	—	—	—	—	(2,286)	(2,286)	—	(2,286)
Savings and profit-sharing contribution	56	—	900	—	—	—	956	—	956
Reissuance of treasury stock	—	—	(5)	—	—	57	52	—	52
Issuance of non-vested stock	78	—	(731)	—	—	653	—	—	—
Share-based compensation	—	—	8,170	—	—	—	8,170	—	8,170
Conversions of Class B Common Stock	19	(19)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,044)	(2,044)
Comprehensive income (loss)	—	—	—	(11,972)	9,750	—	(2,222)	2,868	646
BALANCES AT DECEMBER 29, 2022	24,498	7,111	153,794	274,254	(1,694)	(1,866)	456,097	824	456,921
Cash dividends:
$0.22 per share Class B Common Stock	—	—	—	(1,543)	—	—	(1,543)	—	(1,543)
$0.24 per share Common Stock	—	—	—	(5,906)	—	—	(5,906)	—	(5,906)
Exercise of stock options	—	—	(210)	—	—	1,295	1,085	—	1,085
Purchase of treasury stock	—	—	—	—	—	(1,453)	(1,453)	—	(1,453)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(213)	—	—	300	87	—	87
Issuance of non-vested stock	82	—	(303)	—	—	221	—	—	—
Share-based compensation	—	—	6,394	—	—	—	6,394	—	6,394
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(824)	(824)
Comprehensive income	—	—	—	14,794	358	—	15,152	—	15,152
BALANCES AT DECEMBER 28, 2023	24,692	7,078	160,642	281,599	(1,336)	(1,503)	471,172	—	471,172
Cash dividends:
$0.28 per share Class B Common Stock	—	—	—	(1,790)	—	—	(1,790)	—	(1,790)
$0.26 per share Common Stock	—	—	—	(6,994)	—	—	(6,994)	—	(6,994)
Exercise of stock options	—	—	52	—	—	1,932	1,984	—	1,984
Purchase of treasury stock	—	—	—	—	—	(10,366)	(10,366)	—	(10,366)
Reissuance of treasury stock	—	—	(285)	—	—	353	68	—	68
Issuance of non-vested stock	452	—	(661)	—	—	209	—	—	—
Share-based compensation	—	—	8,206	—	—	—	8,206	—	8,206
Convertible senior note repurchase	—	—	(8,423)	—	—	—	(8,423)	—	(8,423)
Capped call unwind	—	—	17,641	—	—	—	17,641	—	17,641
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(7,787)	1,155	—	(6,632)	—	(6,632)
BALANCES AT DECEMBER 26, 2024	$25,237	$6,985	$177,172	$265,028	$(181)	$(9,375)	$464,866	$—	$464,866
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022
OPERATING ACTIVITIES
Net Earnings (loss)	$(7,787)	$14,794	$(9,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on investments in joint ventures	604	149	143
Distributions from joint ventures	68	200	125
(Gain) loss on disposition of property, equipment and other assets	386	41	(1,071)
Gain on sale of hotel	—	—	(6,274)
Impairment charges	6,823	1,061	1,525
Debt conversion expense	15,521	—	—
Depreciation and amortization	67,958	67,301	67,073
Amortization of debt issuance costs	1,080	1,467	1,614
Share-based compensation	8,206	6,394	8,170
Deferred income taxes	(3,981)	5,561	7,033
Other long-term obligations	1,854	(95)	(209)
Contribution of the Company’s stock to savings and profit-sharing plan	—	1,259	956
Changes in operating assets and liabilities:
Accounts receivable	(1,754)	1,893	6,838
Government grants receivable	—	—	4,335
Other assets	1,158	(2,662)	(1,874)
Operating leases	4,605	(785)	(1,768)
Accounts payable	10,434	4,229	(3,262)
Income taxes	131	(480)	22,722
Taxes other than income taxes	111	637	(1,621)
Accrued compensation	2,378	63	2,038
Other accrued liabilities	(3,855)	1,602	(4,180)
Total adjustments	111,727	87,835	102,313
Net cash provided by operating activities	103,940	102,629	93,209
INVESTING ACTIVITIES
Capital expenditures	(79,210)	(38,774)	(36,843)
Proceeds from disposals of property, equipment and other assets	3,121	4,234	4,850
Net proceeds from sale of hotel	—	—	31,101
Capital contribution in joint venture	(5,620)	—	—
Subscription and sale of joint venture interests	1,500	—	—
Proceeds from sale of trading securities	178	40	141
Purchase of trading securities	(2,249)	(839)	(263)
Property insurance recoveries	—	—	1,215
Other investing activities	382	(1,410)	(547)
Net cash used in investing activities	(81,898)	(36,749)	(346)
FINANCING ACTIVITIES
Debt transactions:
Proceeds from borrowings on revolving credit facility	119,000	38,000	100,000
Repayment of borrowings on revolving credit facility	(119,000)	(38,000)	(100,000)
Proceeds from issuance of long-term debt	100,000	—	—
Repayment on short-term borrowings	—	—	(47,499)
Principal payments on long-term debt	(11,370)	(11,433)	(35,740)
Repayment of borrowing on insurance policy	—	(6,700)	—
Repurchase of convertible senior notes	(123,526)	—	—
Proceeds from capped call unwind	18,281	—	—
Principal payments on finance lease obligations	(2,470)	(2,527)	(2,670)
Debt issuance costs	(1,119)	(1,334)	(37)
Equity transactions:
Treasury stock transactions, except for stock options	(9,987)	(503)	(1,467)
Exercise of stock options	1,674	222	126
Dividends paid	(8,784)	(7,449)	(3,080)
Distributions to noncontrolling interest	—	(824)	(2,044)
Net cash used in financing activities	(37,301)	(30,548)	(92,411)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,259)	35,332	452
Cash, cash equivalents and restricted cash at beginning of year	59,838	24,506	24,054
Cash, cash equivalents and restricted cash at end of year	$44,579	$59,838	$24,506
Supplemental Information:
Interest paid, net of amounts capitalized	$8,683	$9,738	$13,442
Income taxes refunded (paid), including interest earned	$(1,428)	$(1,776)	$21,935
Change in accounts payable for additions to property and equipment	$2,872	$956	$(348)
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
Principles of Consolidation - The consolidated financial statements include the accounts of The Marcus Corporation and all of its subsidiaries. The Company had ownership interests greater than 50% in one joint venture that was considered a Variable Interest Entity (VIE) that was also included in the accounts of the Company. The primary asset of this VIE, The Skirvin Hilton, was sold on December 16, 2022 as discussed in Note 4 - Asset Sale.
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
Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included in cash equivalents as they are generally collected within three business days. Cash equivalents are carried at cost, which approximates fair value.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 26, 2024 and December 28, 2023, respectively, the Company’s $8,142 and $5,364 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 26, 2024 and December 28, 2023, the Company had investments in money market funds of $19,002 and $37,018, respectively, that were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At each of December 26, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of December 26, 2024 and December 28, 2023, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $160,000 of senior notes, valued using Level 2 pricing inputs, is approximately $157,155 at December 26, 2024, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
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
Inventory - Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $6,971 and $5,914 as of December 26, 2024 and December 28, 2023, respectively, were included in other current assets.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of December 26, 2024, assets held for sale consisted primarily of land.
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
Depreciation expense totaled $67,964, $67,269 and $67,041 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During fiscal 2024, fiscal 2023 and fiscal 2022, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges as discussed in Note 3.
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
During fiscal 2024 and fiscal 2023, the Company performed a quantitative analysis for its annual goodwill impairment test as of September 27, 2024 and September 29, 2023, respectively. In order to determine fair value, the Company used assumptions based on information available to it as of the date of the quantitative test, including both market data and forecasted cash flows (Level 3 pricing inputs). The Company determined that the fair value of its goodwill was greater than its carrying value and deemed that no impairment was indicated in either fiscal 2024 or fiscal 2023. At December 26, 2024 and December 28, 2023, the Company’s goodwill balance was $74,996.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $195, $43 and $18 was capitalized in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Debt Issuance Costs - The Company records debt issuance costs on short-term borrowings and long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs totaled $1,080, $1,467 and $1,614 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and were included in interest expense on the consolidated statements of operations.
Leases - The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases, (Accounting Standards Codification (ASC) 842), when accounting for leases. See Note 7 - Leases.
Investments – The Company has investments in debt and equity securities. These securities are stated at fair value based on listed market prices, where available, with the change in fair value recorded as investment income or loss within the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.
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
The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shared outstanding:

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022

Net earnings (loss) per share – Basic:
Common Stock	$(0.25)	$0.48	$(0.39)
Class B Common Stock	$(0.23)	$0.43	$(0.35)
Net earnings (loss) per share- Diluted:
Common Stock	$(0.25)	$0.46	$(0.39)
Class B Common Stock	$(0.23)	$0.43	$(0.35)

Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$(7,787)	$14,794	$(11,972)

Denominator (in thousands):
Denominator for basic EPS	31,887	31,658	31,488
Effect of dilutive employee stock options	—	44	—
Effect of restricted stock units	—	—	—
Effect of convertible senior notes	—	9,287	—
Diluted weighted-average shares outstanding	31,887	40,989	31,488

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	2,776	2,933	2,622
Restricted stock units	48	—	—
Performance stock units	141	—	—
Convertible senior notes	—	—	9,141
Total	2,965	2,933	11,763
For the periods when the Company reports a net loss, common stock equivalents, restricted stock units, performance stock units, and shares related to the convertible senior notes are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect. Performance stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Shares related to the convertible senior notes were excluded from the computation of diluted earnings per share in the periods when the effect had an anti-dilutive effect using the if-converted method.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 26, 2024	December 28, 2023

Net unrecognized actuarial loss for pension obligation	$(181)	$(1,336)
	$(181)	$(1,336)
New Accounting Pronouncements
In fiscal 2023, the Company adopted Accounting Standard Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provided optional expedients and exceptions to the then existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR), or other interbank offered rates, to alternative reference rates such as the Secured Overnight Financing Rate (SOFR). Upon adoption, the Company elected SOFR as its ongoing reference rate. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
In fiscal 2024, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU No. 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. The annual requirements of ASU No. 2023-07 are included in the Company’s Business Segment footnote (Note 13) and prior year information has been recast to conform to the current year presentation. The interim requirements of ASU No. 2023-07 are effective for the Company the first quarter of fiscal 2025. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures (ASU No. 2023-09), which requires improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. ASU No. 2023-09 will be effective for the Company in fiscal 2025 and must be applied prospectively with retrospective application permitted. The Company is evaluating the impact that ASU No. 2023-09 will have on its consolidated financial statement disclosures.
On November 4, 2024, the FASB ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 is effective for the Company in fiscal 2027. The Company is evaluating the effect the guidance will have on its consolidated financial statement disclosures.

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
The disaggregation of revenues by business segment for fiscal 2024, fiscal 2023 and fiscal 2022 is as follows:

	Fiscal 2024
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$214,421	$—	$—	$214,421
Rooms	—	113,344	—	113,344
Theatre concessions	191,989	—	—	191,989
Food and beverage	—	78,102	—	78,102
Other revenues(1)	39,999	56,900	331	97,230
Revenue before cost reimbursements	446,409	248,346	331	695,086
Cost reimbursements	1,314	39,160	—	40,474
Total revenues	$447,723	$287,506	$331	$735,560

	Fiscal 2023
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$229,186	$—	$—	$229,186
Rooms	—	106,618	—	106,618
Theatre concessions	197,653	—	—	197,653
Food and beverage	—	73,278	—	73,278
Other revenues(1)	31,555	53,519	346	85,420
Revenue before cost reimbursements	458,394	233,415	346	692,155
Cost reimbursements	—	37,420	—	37,420
Total revenues	$458,394	$270,835	$346	$729,575

	Fiscal 2022
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$198,485	$—	$—	$198,485
Rooms	—	107,699	—	107,699
Theatre concessions	180,180	—	—	180,180
Food and beverage	—	74,836	—	74,836
Other revenues(1)	29,076	53,117	367	82,560
Revenue before cost reimbursements	407,741	235,652	367	643,760
Cost reimbursements	—	33,634	—	33,634
Total revenues	$407,741	$269,286	$367	$677,394
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
2. Revenue Recognition (continued)
Revenues from advanced ticket and gift card sales are recorded as deferred revenue and are recognized when tickets or gift cards are redeemed. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is recorded in other revenues in the consolidated statements of operations.
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
The Company had deferred revenue from contracts with customers of $36,353, $38,034 and $37,046 as of December 26, 2024, December 28, 2023 and December 29, 2022, respectively. The Company had no contract assets as of December 26, 2024 and December 28, 2023. During fiscal 2024, the Company recognized revenue of $22,488 that was included in deferred revenues as of December 28, 2023. During fiscal 2023, the Company recognized revenue of $18,587 that was included in deferred revenues as of December 29, 2022. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of December 26, 2024, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $2,033 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of December 26, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $16,002 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of December 26, 2024, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,784 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
3. Impairment Charges
During fiscal 2024, fiscal 2023 and 2022, the Company determined that indicators of impairment were present at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to certain theatre assets was less than their carrying amounts. The Company

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
3. Impairment Charges (continued)
evaluated the fair value of these assets, consisting primarily of land, building, leasehold improvements and furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded impairment losses of $6,823, $1,061 and $1,525 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $16,137 as of December 26, 2024, $6,429 as of December 28, 2023, and $5,229 as of December 29, 2022, excluding any applicable remaining lease obligations.

4. Asset Sale
On December 16, 2022, the Company, together with its noncontrolling interest joint venture partner, Skirvin Partners in Development, sold The Skirvin Hilton hotel in Oklahoma City, Oklahoma for a total sale price of $36,750. The assets sold consisted primarily of land, building, equipment and other assets. Net proceeds from the sale were approximately $31,101, net of transaction costs of $609 and retirement of a ground lease obligation of $5,040. The retirement of the ground lease obligation resulted in the Company owning the land, which was then conveyed to the buyer. Additionally, $24,111 in mortgage debt was retired. The transaction resulted in a gain on sale of $6,274. The Skirvin Hilton revenues for fiscal 2022 through the date of sale were $15,979. The Skirvin Hilton operating loss was $387 for fiscal 2022. Pursuant to the terms of the partnership agreement, $824 and $2,044 was distributed to noncontrolling interests during fiscal 2023 and fiscal 2022, respectively, representing the partner’s share of net sales proceeds and partnership liquidation proceeds.
5. Additional Balance Sheet Information
The composition of accounts receivable is as follows:

	December 26, 2024	December 28, 2023
Trade receivables, net of allowances of $141 and $115, respectively	$6,900	$7,636
Other receivables	14,557	12,067
	$21,457	$19,703
The composition of property and equipment, which is stated at cost, is as follows:

	December 26, 2024	December 28, 2023
Land and improvements	$129,991	$131,833
Buildings and improvements	736,408	719,521
Leasehold improvements	166,149	166,245
Furniture, fixtures and equipment	424,807	397,150
Finance lease right-of-use assets	29,061	30,106
Construction in progress	15,590	11,432
	1,502,006	1,456,287
Less accumulated depreciation and amortization	816,272	774,025
	$685,734	$682,262

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Additional Balance Sheet Information (continued)
The composition of other assets is as follows:

	December 26, 2024	December 28, 2023
Intangible assets	$6,900	$6,904
Cash surrender value of insurance policy	8,709	8,276
Other assets	7,723	9,443
	$23,332	$24,623
Included in intangible assets is a trade name valued at $6,900 as of December 26, 2024 and December 28, 2023 that has an indefinite life.
6. Long-Term Debt
Long-term debt is summarized as follows:

	December 26, 2024	December 28, 2023
Senior notes	$160,000	$70,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	78	528
Convertible senior notes	—	100,050
Payroll Protection Program loans	314	1,233
Revolving credit agreement	—	—
Total debt	160,392	171,811
Debt issuance costs	(1,252)	(1,960)
Total debt, net of debt issuance costs	159,140	169,851
Less current maturities, net of issuance costs	10,133	10,303
Long-term debt	$149,007	$159,548
Scheduled annual principal payments on long-term debt for the years subsequent to December 26, 2024, are as follows:

Fiscal Year
2025	$10,392
2026	—
2027	62,000
2028	17,714
2029	17,714
Thereafter	52,572
$160,392
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
Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment and the Sixth Amendment, hereinafter referred to as the “Credit Agreement”).
The Credit Agreement provides for a new five-year revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At December 26, 2024, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at SOFR plus a margin (as discussed further below), effectively 7.28% at December 26, 2024. Availability under the $225,000 revolving credit facility was $220,185 as of December 26, 2024 after taking into consideration outstanding letters of credit that reduce revolver availability.
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) the term secured overnight financing rate (“SOFR”), plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date; provided, however, as of the effective date of the Sixth Amendment, in respect of revolving loans, the applicable margin is 1.75% for SOFR borrowings and 0.75% for ABR borrowings. The revolving credit facility also requires an annual facility fee equal to 0.175% to 0.275% of the total revolving commitments depending on our consolidated net leverage ratio.
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
Senior Notes
The Company’s $160,000 of senior notes consist of two Note Purchase Agreements and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2025 through 2034, require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 7.02%, with a weighted-average fixed rate of 5.94% at December 26, 2024 and 4.23% at December 28, 2023.
On July 9, 2024, the Company and certain purchasers entered into a Master Note Purchase Agreement pursuant to which the Company issued and sold $100,000 aggregate principal amount of senior notes in two tranches: (i) $60,000 in aggregate principal amount of 6.89% Series 2024 Senior Notes, Tranche A due July 9, 2031 and (ii) $40,000 in aggregate principal amount of 7.02% Series 2024 Senior Notes, Tranche B due July 9, 2034.
In connection with the Senior Notes Agreements: (i) the Company has pledged, subject to certain exceptions, security interests and liens in and on (a) substantially all of their respective personal property assets and (b) certain of their respective real property assets, in each case, to secure the Senior Notes Agreements and related obligations; and (ii) certain subsidiaries of the Company have guaranteed the Company's obligations under the Senior Notes Agreements. The Senior Notes Agreements rank pari passu in right of payment with all of our other senior secured debt. The Senior Notes Agreements contain covenants and collateral provisions that are consistent with the amended covenants and collateral provisions referenced in the Credit Agreement section above.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Long-Term Debt (continued)
The Senior Notes Agreements contain customary events of default. If an event of default under the Senior Notes Agreements occurs and is continuing, then, among other things, all senior notes then outstanding become immediately due and payable and the note holders may exercise their rights and remedies against the pledged collateral.
Convertible Senior Notes
On September 17, 2020, the Company entered into a purchase agreement to issue and sell $100,050 aggregate principal amount of its 5.00% Convertible Senior Notes due 2025 (the “Convertible Notes.”) In connection with the pricing of the Convertible Notes the Company entered into privately negotiated Capped Call Transactions (the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”).
During fiscal 2024, the Company entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with the holders of the Convertible Notes. Under the terms of the Purchase Agreements, the holders agreed to exchange $100,050 in aggregate principal amount of Convertible Notes for cash consideration of $121,828 (or $103,547 net of the cash the Company received in connection with the unwind of a portion of the Capped Call Transactions as discussed below) effected over four separate repurchase tranches (the “Convertible Notes Repurchases”). As of December 26, 2024 all of the Convertible Notes were repurchased and retired.
In connection with the Convertible Notes Repurchases, the Company entered into unwind agreements with the Capped Call Counterparties to terminate a portion of the Capped Call Transactions equal to the notional amounts of the Convertible Notes Repurchases, and to receive aggregate cash of $18,281 effected over four separate unwind tranches. As of December 26, 2024 all of the Capped Call Transactions were unwound and settled.
During the fiscal 2024, the Company incurred debt conversion expense of $15,521 in connection with the Convertible Notes Repurchases. The unwind of the Capped Call Transactions resulted in a $17,641 increase in capital in excess of par within shareholders’ equity during fiscal 2024.
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
The Company entered into an interest rate swap agreement on March 1, 2018 with a notional amount of $25,000 that required the Company to pay interest at a defined rate of 2.687% while receiving interest at a defined variable rate of one-month LIBOR that expired March 1, 2023. There were no interest rate swaps outstanding at December 26, 2024.
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
Total lease cost consists of the following:

Lease Cost	Classification	Fiscal 2024	Fiscal 2023	Fiscal 2022
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$2,274	$2,760	$2,789
Interest on lease liabilities	Interest expense	664	759	850
		$2,938	$3,519	$3,639

Operating lease costs:
Operating lease costs	Rent expense	$23,953	$24,126	$25,381
Variable lease cost	Rent expense	1,724	1,892	514
Short-term lease cost	Rent expense	234	136	142
		$25,911	$26,154	$26,037
Additional information related to leases is as follows:

Other Information	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,470	$2,527
Operating cash flows from finance leases	664	759
Operating cash flows from operating leases	25,183	25,391
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	232	357
Operating lease liabilities, including from acquisitions	3,394	276

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Leases (continued)

	December 26, 2024	December 28, 2023
Finance leases:
Property and equipment – gross	$29,061	$30,106
Accumulated depreciation and amortization	(19,078)	(17,956)
Property and equipment - net	$9,983	$12,150
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	December 26, 2024	December 28, 2023
Weighted-average remaining lease terms:
Finance leases	6 years	7 years
Operating leases	11 years	12 years

Weighted-average discount rates:
Finance leases	4.69%	4.62%
Operating leases	4.79%	4.52%
Maturities of lease liabilities as of December 26, 2024 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	$23,963	$3,144
2026	24,951	3,027
2027	23,341	2,054
2028	22,478	1,923
2029	21,066	1,578
Thereafter	118,461	3,157
Total lease payments	234,260	14,883
Less: amount representing interest	(53,719)	(1,932)
Total lease liabilities	$180,541	$12,951
Deferred rent payments of approximately $562 for the Company’s operating leases have been included in the total operating lease obligations as of December 26, 2024, of which approximately $113 is included in long-term operating lease obligations.
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
Through December 26, 2024, the Company’s Board of Directors has approved the repurchase of up to 11,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and the issuance of restricted stock, restricted stock units and performance stock units. The Company repurchased 713,456,

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Shareholders’ Equity and Share-Based Compensation (continued)
94,508 and 134,694 shares pursuant to these authorizations during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. At December 26, 2024, there were 1,714,682 shares available for repurchase under these authorizations.
In fiscal 2024, the Company discontinued its Associate Stock Purchase Plan and amended its Dividend Reinvestment Plan. Under the amended plan, the Company’s Board of Directors has authorized the issuance of up to 250,000 shares of Common Stock. At December 26, 2024, there were 245,330 shares available under this authorization.
Shareholders have approved the issuance of up to 7,437,500 shares of Common Stock under various equity incentive plans. At December 26, 2024, there were 159,370 shares available for grants of various equity awards under the current plan, each discussed below.
Total pre-tax share-based compensation expense was $8,206, $6,394 and $8,170 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. The recognized tax benefit on share-based compensation was $1,879, $1,000 and $1,338 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Stock Options
Stock options granted under the plans to employees generally become exercisable either 40% after two years, 60% after three years, 80% after four years and 100% after five years of the date of grant, or 50% after two years, 75% after three years and 100% after four years of the date of grant, depending on the date of grant. The options generally expire ten years from the date of grant as long as the optionee is still employed with the Company. The Company ceased issuing stock options beginning in fiscal 2024.
A summary of the Company’s stock option activity and related information follows (shares in thousands):

	Year Ended
	December 26, 2024		December 28, 2023		December 29, 2022
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	3,173	$22.69	2,866	$23.76	2,533	$24.84
Granted	—	—	525	15.96	501	16.99
Exercised	(129)	15.34	(83)	13.05	(68)	13.15
Forfeited	(160)	18.94	(135)	25.11	(100)	24.89
Outstanding at end of period	2,884	23.22	3,173	22.69	2,866	23.76
Exercisable at end of period	2,125	$25.48	1,989	$25.53	1,613	$25.70
Weighted-average fair value of options granted during the period	n/a		$7.86		$7.71
Exercise prices for options outstanding as of December 26, 2024 ranged from $12.71 to $41.90. The weighted-average remaining contractual life of those options is 5.4 years. The weighted-average remaining contractual life of options currently exercisable is 4.6 years. There were 2,868,580 options outstanding, vested and expected to vest as of December 26, 2024, with a weighted-average exercise price of $23.26 and an intrinsic value of $6,723. Additional

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Shareholders’ Equity and Share-Based Compensation (continued)
information as of December 26, 2024 related to options outstanding segregated by exercise price range is as follows (shares in thousands):

	Exercise Price Range
	$12.71 to $17.05	$17.06 to $27.00	$27.01 to $41.90
Options outstanding	1,095	943	846
Weighted-average exercise price of options outstanding	$15.97	$22.61	$33.30
Weighted-average remaining contractual life of options outstanding	7.4	4.0	4.2
Options exercisable	422	857	846
Weighted-average exercise price of options exercisable	$15.46	$22.70	$33.30
The intrinsic value of options outstanding at December 26, 2024 was $6,804 and the intrinsic value of options exercisable at December 26, 2024 was $3,155. The intrinsic value of options exercised was $725, $171 and $164 during fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of December 26, 2024, total remaining unearned compensation cost related to stock options was $1,582, which will be amortized to expense over the remaining weighted-average life of 1.8 years.
Restricted Stock
Awarded shares of restricted stock cumulatively vest either 25% after three years of the grant date, 50% after five years of the grant date, 75% after ten years of the grant date and 100% upon retirement, or 50% after two years of the grant date and 100% after four years of the grant date, or 50% after two years of the grant date and 100% after three years of the grant date, depending on the date of grant. A special long-term incentive and retention award of restricted stock with a vesting period of 100% after four years of the grant date, or upon retirement after three years of the grant date, was awarded to certain executives in fiscal 2024. The restricted stock may not be sold, transferred, pledged or assigned, except as provided by the vesting schedule included in the Company’s equity incentive plan. During the period of restriction, the holder of the restricted stock has voting rights and is entitled to receive all dividends and other distributions paid with respect to the stock. Restricted stock awards may be issued from previously acquired treasury shares. The Company expenses the cost of restricted stock awards over the vesting period based on the fair value of the award at the date of grant.
A summary of the Company’s restricted stock activity and related information follows (shares in thousands):

	Year Ended
	December 26, 2024		December 28, 2023		December 29, 2022
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	238	$17.41	212	$21.07	357	$23.32
Granted	476	15.18	107	15.68	100	17.63
Vested	(47)	21.37	(81)	23.77	(242)	22.95
Forfeited	—	—	—	—	(3)	22.93
Outstanding at end of period	667	$15.54	238	$17.41	212	$21.07
As of December 26, 2024, total remaining unearned compensation cost related to restricted stock was $4,565, which will be amortized over the weighted-average remaining service period of 2.9 years.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Shareholders’ Equity and Share-Based Compensation (continued)
Restricted Stock Units
Restricted stock units (RSUs) cumulatively vest 50% after two years of the grant date and 100% after three years of the grant date. RSU awards are payable in common stock upon vesting. The Company expenses the cost of RSU awards over the vesting period based on the fair value of the awards at the date of grant.
A summary of the Company’s RSU activity and related information follows (shares in thousands):

	RSUs
	Shares	Weighted- Average Fair Value
December 28, 2023	—	$—
Granted	52	14.79
Vested	(5)	14.84
Forfeited	—	—
December 26, 2024	47	$14.79
As of December 26, 2024, total remaining unearned compensation cost related to RSUs was $500, which will be amortized over the weighted-average remaining service period of 2.2 years.
Performance Stock Units
Performance stock units (PSUs) vest subject to the Company’s achievement of performance goals expressed in terms of (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, growth rate ranking relative to the Russell 2000 Index with respect to 25% of the total number of performance stock unit awards, and (ii) the Company’s average return on invested capital, or ROIC, ranking relative to the Russell 2000 Index with respect to 75% of the total number of performance stock unit awards. For grants awarded in fiscal 2024, the PSU performance goals relate to the three-year performance period from fiscal 2024-2026. PSU awards are payable at the end of their respective performance period in common stock, and the number of PSUs awarded can range from zero to 150% depending on the Company’s achievement of the relative performance metrics. The Company expenses the cost of PSU awards based on the fair value of the awards at the date of grant and the estimated achievement of the performance metric, ratable over the performance period of three fiscal years.
A summary of the Company’s PSU activity and related information follows (shares in thousands):

	PSUs
	Shares	Weighted- Average Fair Value
December 28, 2023	—	$—
Granted	143	14.84
Vested	—	—
Forfeited	(4)	14.84
December 26, 2024	139	$14.84
As of December 26, 2024, total remaining unearned compensation cost related to PSUs was $1,375, which will be amortized over the weighted-average remaining service period of 2.0 years.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Employee Benefit Plans
The Company has a qualified profit-sharing retirement savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. During fiscal 2023 and fiscal 2022, the first 2% of the matching contribution was made with the Company’s common stock. Retirement savings plan expense was $2,326, $2,179 and $2,233 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
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
The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 26, 2024 and December 28, 2023 measurement dates is as follows:

	December 26, 2024	December 28, 2023
Change in benefit obligation:
Benefit obligation at beginning of period	$36,349	$36,324
Service cost	248	487
Interest cost	1,778	1,811
Actuarial gain	(1,627)	(656)
Benefits paid	(1,765)	(1,617)
Benefit obligation at end of year	$34,983	$36,349

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(2,315)	$(2,060)
Noncurrent accrued benefit liability (included in Other long-term obligations)	(32,668)	(34,289)
Total	$(34,983)	$(36,349)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$377	$2,004
Prior service credit	(132)	(196)
Total	$245	$1,808

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Employee Benefit Plans (continued)

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022
Net periodic pension cost:
Service cost	$248	$487	$1,055
Interest cost	1,778	1,811	1,341
Net amortization of prior service cost and actuarial loss	(64)	(64)	1,028
	$1,962	$2,234	$3,424
The $181 loss, net of tax, included in accumulated other comprehensive loss at December 26, 2024, consists of the $279 net actuarial loss, net of tax, and the $98 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $1,336 loss, net of tax, included in accumulated other comprehensive loss at December 28, 2023, consists of the $1,481 net actuarial loss, net of tax, and the $145 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.
The accumulated benefit obligation was $34,480 and $34,788 as of December 26, 2024 and December 28, 2023, respectively.
The pre-tax change in the benefit obligation recognized in other comprehensive loss was as follows:

	Year Ended
	December 26, 2024	December 28, 2023

Net actuarial gain	$(1,627)	(656)
Amortization of the prior year service credit	64	64
Total	$(1,563)	(592)
The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 26, 2024	December 28, 2023
Discount rate	5.45%	5.00%
Rate of compensation increase	4.00%	4.00%
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022
Discount rate	5.00%	5.05%	2.85%
Rate of compensation increase	4.00%	4.00%	4.00%

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Employee Benefit Plans (continued)
Benefit payments expected to be paid subsequent to December 26, 2024, are as follows:

Fiscal Year
2025	$2,377
2026	2,384
2027	2,371
2028	2,621
2029	3,273
Years 2030 – 2034	15,560
10. Income Taxes
The components of the net deferred tax liability are as follows:

	December 26, 2024	December 28, 2023
Deferred tax assets
Accrued employee benefits	$13,171	$13,653
Operating lease liabilities	47,121	50,601
Gift card liabilities	6,030	6,490
Net operating loss, disallowed interest & tax credit carryforwards	18,784	21,069
Other	130	2,378
Total	85,236	94,191
Less valuation allowance	(3,583)	(11,338)
Deferred tax assets	81,653	82,853

Deferred tax liabilities
Depreciation and amortization	(68,767)	(68,164)
Operating lease assets	(41,549)	(46,924)
Deferred tax liabilities	(110,316)	(115,088)

Net deferred tax liability	$(28,663)	$(32,235)

Amounts recognized in the consolidated balance sheets consist of:
Deferred income taxes - other assets	$3,956	$—
Deferred income taxes - liabilities	(32,619)	(32,235)
Net amount recognized	$(28,663)	$(32,235)
As of December 26, 2024 and December 28, 2023, the Company had federal tax credit carryforwards of $3,010 and $4,150, respectively. As of December 26, 2024 and December 28, 2023, the Company has state net operating loss carryforwards of $200,279 and $209,866, respectively, which will expire primarily in the next 12 to 20 years. As of December 28, 2023, the valuation allowance for a portion of the Company’s state net operating loss carryforwards that are not more likely than not to be realized was $11,338. In fiscal 2024, the Company decreased the valuation allowance by $7,755 to $3,583. The amount of the state net operating loss carryforwards considered realizable could be adjusted if, among other factors, estimates of future taxable income during the carryforward periods are reduced or increased.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Income Taxes (continued)
Income tax expense (benefit) consists of the following:

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022
Current:
Federal	$846	$603	$(452)
State	713	692	556
Deferred:
Federal	2,833	3,900	(3,222)
State	(6,814)	1,661	10,255
	$(2,422)	$6,856	$7,137
The Company’s effective income tax rate, adjusted for earnings from noncontrolling interests, was 23.7%, 31.7% and (147.6)% for fiscal 2024, fiscal 2023 and fiscal 2022, respectively. A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	December 26, 2024	December 28, 2023	December 29, 2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(7.4)	11.4	4.3
Tax credits, net of federal income tax benefit	12.7	(5.6)	22.9
Valuation allowance	76.0	(4.8)	(205.9)
Federal income tax benefit on state valuation allowance	(16.0)	1.0	53.7
Excess tax benefits on share-based compensation	(3.3)	2.8	(22.1)
Other compensation and benefits	(17.5)	5.4	(15.6)
Meals and entertainment	(2.6)	1.1	(4.1)
Debt conversion	(38.1)	—	—
Other	(1.1)	(0.6)	(1.8)
	23.7%	31.7%	(147.6)%
The Company's effective income tax rate during fiscal 2024 was positively impacted by a $7,755 decrease in the valuation allowance for state net operating loss carryforwards, partially offset by a corresponding decrease in the federal benefit on the valuation allowance of $1,629, and was negatively impacted by a nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and related termination of the Capped Call Transactions.
The Company's effective income tax rate during fiscal 2022 was negatively impacted by a $9,956 increase in the valuation allowance for state net operating loss carryforwards, partially offset by a corresponding increase in the federal benefit on the valuation allowance of $2,598. Excluding the negative impact of the valuation allowance adjustment (net of federal benefit), the Company’s effective income tax rate during fiscal 2022 was 4.6%. The Company has not included the income tax expense related to the net earnings attributable to noncontrolling interests in its income tax expense as the entity is considered a pass-through entity and, as such, the income tax expense is attributable to its owners.
Net income taxes paid in fiscal 2024 and 2023 were $1,428 and $1,776, respectively. Net income taxes refunded in fiscal 2022 were $21,935. Net income taxes refunded in fiscal 2022 included $22,300 related to federal net operating loss carrybacks to prior years, as allowed under the provisions of the CARES Act.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
10. Income Taxes (continued)
The Company had no unrecognized tax benefits as of December 26, 2024, December 28, 2023 and December 29, 2022. The Company had no accrued interest or penalties at December 26, 2024 or December 28, 2023. The Company classifies interest and penalties relating to income taxes as income tax expense. For the year ended December 26, 2024, no interest income or expense was recognized in the consolidated statement of operations, compared to $1 of interest expense for the year ended December 28, 2023 and $683 of interest income for the year ended December 29, 2022.
The Company's federal income tax returns for fiscal 2020 and prior are no longer subject to examination. With certain exceptions, the Company's state income tax returns are no longer subject to examination prior to fiscal 2019. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.
11. Commitments and License Rights
Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $31,569 at December 26, 2024.
License Rights – As of December 26, 2024, the Company had license rights to operate two hotels using the Hilton trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.
12. Joint Venture Transactions
At December 26, 2024 and December 28, 2023, the Company held investments with aggregate carrying values of $5,166 and $1,718, respectively. Investments at December 26, 2024 included two joint ventures and investments at December 28, 2023 included one joint venture, all accounted for under the equity method.
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
In December 2021, the Company formed a joint venture with Searchlight Capital Partners (“Searchlight”) to acquire the Kimpton Hotel Monaco Pittsburgh (“Monaco”), a 248-room upper upscale hotel in downtown Pittsburgh, Pennsylvania. The Company has a 10% equity interest in the Monaco joint venture and has a management agreement with the hotel. The Monaco joint venture entity, as the borrower, financed the acquisition of Monaco with a non-recourse mortgage loan. In connection with this mortgage loan, the Company provided an environmental indemnity and a “bad boy” guaranty that provides that the lender can recover losses from the Company for certain bad acts of the Monaco joint venture, such as but not limited to fraud, intentional misrepresentation, voluntary incurrence of prohibited debt, prohibited transfers of the collateral, and voluntary bankruptcy of the Monaco joint venture. Under the terms of the Monaco joint venture operating agreement, Searchlight has fully indemnified the Company under the “bad boy” guarantees for any losses other than those attributable to the Company’s own bad acts and has indemnified the Company to its proportionate liability under the environmental liability.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Business Segment Information
The Company’s primary operations are reported in the following two business segments: movie theatres and hotels and resorts. The Marcus Corporation’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer. The measure of segment profit and loss the CODM uses to evaluate performance is operating income of each segment. The CODM uses this measure to evaluate trends and assess segment operating performance as compared to budget, historical periods, the industries each segment operates in and their competition in order to determine how to allocate resources to each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
Following is a summary of business segment information for fiscal 2024, fiscal 2023 and fiscal 2022:

		Theatres	Hotels/Resorts	Total
Fiscal 2024
Total Revenues		$447,723	$287,506	$735,229
Less: Costs and expenses
Theatre operations		225,472	—	225,472
Rooms		—	43,425	43,425
Theatre concessions		78,406	—	78,406
Food and beverage		—	60,419	60,419
Advertising and marketing		5,485	18,903	24,388
Administrative		23,304	42,540	65,844
Depreciation and amortization		45,352	21,917	67,269
Rent		23,551	1,899	25,450
Property taxes		9,607	5,029	14,636
Impairment charges		6,823	—	6,823
Reimbursed costs		1,314	39,160	40,474
Other segment items (2)		6,262	35,737	41,999
Total costs and expenses		425,576	269,029	694,605

Operating income		$22,147	$18,477	$40,624

Investment income				2,231
Interest expense				(10,972)
Other income (expense), net				(1,513)
Debt conversion expense				(15,521)
Equity losses from unconsolidated joint ventures, net				(604)
Corporate items (1)				(24,454)
Net loss before income taxes				$(10,209)

	Theatres	Hotels/ Resorts	Corporate Items (1)	Total
Additional Disclosures
Share-based compensation	$932	$1,053	$6,221	$8,206
Assets	643,488	310,856	90,184	1,044,528
Capital expenditures	20,961	48,930	9,319	79,210

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Theatres	Hotels/Resorts	Total
Fiscal 2023
Total Revenues		$458,394	$270,835	$729,229
Less: Costs and expenses
Theatre operations		230,770	—	230,770
Rooms		—	41,071	41,071
Theatre concessions		75,903	—	75,903
Food and beverage		—	57,871	57,871
Advertising and marketing		4,277	18,362	22,639
Administrative		23,609	35,423	59,032
Depreciation and amortization		48,378	18,569	66,947
Rent		23,952	1,801	25,753
Property taxes		12,253	5,583	17,836
Impairment charges		1,061	—	1,061
Reimbursed costs		—	37,420	37,420
Other segment items (2)		2,015	37,222	39,237
Total costs and expenses		422,218	253,322	675,540

Operating income		$36,176	$17,513	$53,689

Investment income				2,426
Interest expense				(12,721)
Other income (expense), net				(1,832)
Equity losses from unconsolidated joint ventures, net				(149)
Corporate items (1)				(19,763)
Net earnings before income taxes				$21,650

	Theatres	Hotels/ Resorts	Corporate Items (1)	Total
Additional Disclosures
Share-based compensation	$900	$979	$4,515	$6,394
Assets	696,128	280,568	88,407	1,065,103
Capital expenditures	15,131	22,890	753	38,774

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Theatres	Hotels/Resorts	Total
Fiscal 2022
Total Revenues		$407,741	$269,286	$677,027
Less: Costs and expenses
Theatre operations		212,410	—	212,410
Rooms		—	41,561	41,561
Theatre concessions		73,124	—	73,124
Food and beverage		—	59,272	59,272
Advertising and marketing		5,159	18,505	23,664
Administrative		22,355	34,669	57,024
Depreciation and amortization		47,560	19,160	66,720
Rent		23,335	2,298	25,633
Property taxes		11,754	6,052	17,806
Impairment charges		1,525	—	1,525
Reimbursed costs		—	33,634	33,634
Other segment items (2)		2,411	35,436	37,847
Total costs and expenses		399,633	250,587	650,220

Operating income		$8,108	$18,699	$26,807

Investment income				(45)
Interest expense				(15,299)
Other income (expense), net				(1,060)
Gain on sale of hotel				6,274
Equity losses from unconsolidated joint ventures, net				(143)
Corporate items (1)				(18,501)
Net loss before income taxes				$(1,967)

	Theatres	Hotels/ Resorts	Corporate Items (1)	Total
Additional Disclosures
Share-based compensation	$2,757	$1,045	$4,368	$8,170
Assets	750,941	277,990	35,667	1,064,598
Capital expenditures	12,087	24,515	241	36,843
(1) Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues. Corporate assets primarily include cash and cash equivalents, furniture, fixtures and equipment, investments and land held for development.
(2) Other segment items includes losses or gains on disposition of property, equipment and other assets, preopening expenses, and other operating expenses.

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
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

During the thirteen weeks ended December 26, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders scheduled to be held on May 7, 2025 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K. Information required under this Item with respect to our Insider Trading Policy is contained in the Proxy Statement under the caption “Prohibition Against Insider Trading” and is also incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the relevant information set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 2004 Equity and Incentive Awards Plan, all of which were approved by our shareholders. We do not have any equity-based compensation plans that have not been approved by our shareholders, though we intend to submit The Marcus Corporation 2025 Omnibus Incentive Plan for shareholder approval at our 2025 Annual Meeting of our Shareholders..

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
2,884,000	$23.22	159,370
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

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)Financial Statements.
Unless otherwise indicated, references to “fiscal 2024” refer to the fiscal year ended December 26, 2024; references to “fiscal 2023” refer to the fiscal year ended December 28, 2023; and references to “fiscal 2022” refer to the fiscal year ended December 29, 2022. References to fiscal 2024 and fiscal 2023 year end refer to December 26, 2024 and December 28, 2023, respectively.
The following consolidated financial statements of The Marcus Corporation and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of fiscal 2024 and 2023 year end
•Consolidated Statements of Operations for the 2024, 2023, and 2022 fiscal years
•Consolidated Statements of Comprehensive Income (Loss) for the 2024, 2023, and 2022 fiscal years
•Consolidated Statements of Shareholders’ Equity for the 2024, 2023, and 2022 fiscal years
•Consolidated Statements of Cash Flows for the 2024, 2023, and 2022 fiscal years
•Notes to Consolidated Financial Statements
(a)(2)Financial Statement Schedules.
All schedules are omitted because they are inapplicable, not required under the instructions or the financial information is included in the consolidated financial statements or notes thereto.
(a)(3)Exhibits.
The exhibits filed herewith or incorporated by reference herein are set forth on the attached Exhibit Index. Exhibits to this Form 10-K will be furnished to shareholders upon advance payment of a fee of $0.25 per page, plus mailing expenses. Requests for copies should be addressed to Thomas F. Kissinger, Senior Executive Vice President, General Counsel and Secretary, The Marcus Corporation, 111 East Kilbourn Avenue, Suite 1200, Milwaukee, Wisconsin 53202.

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

4.21
Master Note Purchase Agreement, dated as of July 9, 2024, by and among The Marcus Corporation and the several purchasers party thereto. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated 9, 2024.

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

10.3	Employee Advisory Services Agreement, dated May 23, 2023, between the Company and Stephen H. Marcus. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2023.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 18, 2020. [Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

19	The Marcus Corporation Insider Trading Policy.

21	Our subsidiaries as of December 26, 2024.

22	List of guarantor subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

97	The Marcus Corporation Incentive Compensation Clawback Policy.

99
Proxy Statement for the 2025 Annual Meeting of Shareholders. (The Proxy Statement for the 2025 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101
The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 26, 2024 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

THE MARCUS CORPORATION

Date: February 27, 2025	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Diane Marcus Gershowitz
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Chairman		Diane Marcus Gershowitz, Director

By:	/s/ Chad M. Paris	By:	/s/ Timothy E. Hoeksema
	Chad M Paris, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)		Timothy E. Hoeksema, Director
By:	/s/ Stephen H. Marcus	By:	/s/ Allan H. Selig
	Stephen H. Marcus, Director		Allan H. Selig, Director

By:	/s/ Philip L. Milstein	By:	/s/ Brian J. Stark
	Philip L. Milstein, Director		Brian J. Stark, Director

By:	/s/ Bruce J. Olson	By:	/s/ Austin M. Ramirez
	Bruce J. Olson, Director		Austin M. Ramirez, Director

		By:	/s/ Thomas F. Kissinger
Thomas F. Kissinger, Director