Form 10-Q
period 2025-03-31
MARCUS CORP
filed 2025-05-07
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
COMMON STOCK OUTSTANDING AT MAY 1, 2025 – 24,312,990
CLASS B COMMON STOCK OUTSTANDING AT MAY 1, 2025 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$11,865	$40,841
Restricted cash	3,858	3,738
Accounts receivable, net of reserves of $285 and $141, respectively	18,253	21,457
Assets held for sale	—	1,199
Other current assets	25,792	24,915
Total current assets	59,768	92,150

Property and equipment:
Land and improvements	135,115	129,991
Buildings and improvements	737,387	736,408
Leasehold improvements	163,589	166,149
Furniture, fixtures and equipment	425,816	424,807
Finance lease right-of-use assets	29,176	29,061
Construction in progress	31,539	15,590
Total property and equipment	1,522,622	1,502,006
Less accumulated depreciation and amortization	829,502	816,272
Net property and equipment	693,120	685,734

Operating lease right-of-use assets	156,443	159,194

Other assets:
Investments in joint ventures	4,528	5,166
Goodwill	74,996	74,996
Deferred incomes taxes	6,547	3,956
Other	22,555	23,332
Total other assets	108,626	107,450
TOTAL ASSETS	$1,017,957	$1,044,528
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 26, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,947	$50,690
Income taxes	810	—
Taxes other than income taxes	15,662	18,696
Accrued compensation	14,827	24,976
Other accrued liabilities	57,220	53,830
Current portion of finance lease obligations	2,639	2,591
Current portion of operating lease obligations	15,867	15,765
Current maturities of long-term debt	9,840	10,133
Total current liabilities	142,812	176,681

Finance lease obligations	9,797	10,360

Operating lease obligations	161,226	164,776

Long-term debt	189,062	149,007

Deferred income taxes	26,944	32,619

Other long-term obligations	46,325	46,219

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,369,054 shares at March 31, 2025 and 25,237,374 shares at December 26, 2024	25,369	25,237
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at March 31, 2025 and 6,984,584 shares at December 26, 2024	6,985	6,985
Capital in excess of par	180,511	177,172
Retained earnings	246,032	265,028
Accumulated other comprehensive loss	(185)	(181)
	458,712	474,241
Less cost of Common Stock in treasury (1,056,092 shares at March 31, 2025 and 604,914 shares at December 26, 2024)	(16,921)	(9,375)
Total shareholders’ equity	441,791	464,866

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,017,957	$1,044,528
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 28, 2024
Revenues:
Theatre admissions	$40,931	$40,596
Rooms	19,275	18,213
Theatre concessions	38,000	34,695
Food and beverage	17,829	16,163
Other revenues	22,874	19,702
	138,909	129,369
Cost reimbursements	9,857	9,178
Total revenues	148,766	138,547

Costs and expenses:
Theatre operations	49,670	44,985
Rooms	9,906	9,411
Theatre concessions	17,451	14,886
Food and beverage	14,629	13,863
Advertising and marketing	5,244	5,301
Administrative	24,716	21,402
Depreciation and amortization	17,838	16,015
Rent	6,217	6,347
Property taxes	4,409	3,931
Other operating expenses	10,606	9,870
(Gain) loss on disposition of property, equipment and other assets	(1,365)	23
Reimbursed costs	9,857	9,178
Total costs and expenses	169,178	155,212

Operating loss	(20,412)	(16,665)

Other income (expense):
Investment income	74	692
Interest expense	(2,822)	(2,534)
Other income (expense)	(444)	(341)
Equity losses from unconsolidated joint ventures	(570)	(387)
	(3,762)	(2,570)

Loss before income taxes	(24,174)	(19,235)
Income tax benefit	(7,358)	(7,369)
Net loss	$(16,816)	$(11,866)

Net loss per share - basic:
Common Stock	$(0.54)	$(0.38)
Class B Common Stock	$(0.50)	$(0.34)

Net loss per share - diluted:
Common Stock	$(0.54)	$(0.38)
Class B Common Stock	$(0.50)	$(0.34)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended
	March 31, 2025	March 28, 2024

Net loss	$(16,816)	$(11,866)
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $2 and $4, respectively	(4)	(12)
Other comprehensive loss	(4)	(12)
Comprehensive loss	$(16,820)	$(11,878)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31, 2025	March 28, 2024

OPERATING ACTIVITIES:
Net loss	$(16,816)	$(11,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on investments in joint ventures	570	387
Distribution from joint venture	68	—
(Gain) loss on disposition of property, equipment and other assets	(1,365)	23
Depreciation and amortization	17,838	16,015
Amortization of debt issuance costs	156	352
Share-based compensation	3,545	2,514
Deferred income taxes	(8,265)	(7,647)
Other long-term obligations	786	1,037
Changes in operating assets and liabilities:
Accounts receivable	3,204	6,277
Other assets	(2,460)	(1,485)
Operating leases	(533)	(106)
Accounts payable	(23,153)	(7,330)
Income taxes	893	223
Taxes other than income taxes	(3,054)	(2,800)
Accrued compensation	(10,149)	(9,894)
Other accrued liabilities	3,406	(798)
Total adjustments	(18,513)	(3,232)
Net cash used in operating activities	(35,329)	(15,098)

INVESTING ACTIVITIES:
Capital expenditures	(23,005)	(15,440)
Proceeds from disposals of property, equipment and other assets	204	8
Capital contribution in joint venture	—	(5,620)
Subscription and sale of joint venture interests	—	1,500
Proceeds from sale of trading securities	4	7
Purchase of trading securities	—	(1,148)
Other investing activities	18	(65)
Net cash used in investing activities	(22,779)	(20,758)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	69,000	5,000
Repayment of borrowings on revolving credit facility	(29,000)	(5,000)
Principal payments on long-term debt	(308)	(338)
Principal payments on finance lease obligations	(640)	(601)
Equity transactions:
Treasury stock transactions, except for stock options	(7,628)	(281)
Exercise of stock options	8	—
Dividends paid	(2,180)	(2,209)
Net cash provided by (used in) financing activities	29,252	(3,429)
Net decrease in cash, cash equivalents and restricted cash	(28,856)	(39,285)
Cash, cash equivalents and restricted cash at beginning of period	44,579	59,838
Cash, cash equivalents and restricted cash at end of period	$15,723	$20,553

Supplemental Information:
Interest paid, net of amounts capitalized	$4,811	$5,137
Income taxes paid, including interest earned	(15)	(54)
Change in accounts payable for additions to property, equipment and other assets	(1,590)	(480)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the three months ended March 31, 2025 and March 28, 2024 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 31, 2025, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2024.
Beginning on December 27, 2024, the Company’s fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for its fiscal year ending December 31, 2025, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. In this quarterly report, the three months ended March 31, 2025 refers to the period December 27, 2024 through March 31, 2025, and the three months ended March 29, 2024 refers to the period December 29, 2023 through March 28, 2024.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 26, 2024, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,831 and $16,014 for the three months ended March 31, 2025 and March 28, 2024, respectively.
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
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the three months ended March 31, 2025 or March 28, 2024.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	Three Months Ended
	March 31, 2025	March 28, 2024

Net loss per share - basic:
Common Stock	$(0.54)	$(0.38)
Class B Common Stock	$(0.50)	$(0.34)
Net loss per share - diluted:
Common Stock	$(0.54)	$(0.38)
Class B Common Stock	$(0.50)	$(0.34)

Numerator:
Net loss	$(16,816)	$(11,866)

Denominator (in thousands):
Denominator for basic EPS	31,596	31,892
Effect of dilutive employee stock options	—	—
Effect of restricted stock units	—	—
Effect of convertible senior notes	—	—
Diluted weighted-average shares outstanding	31,596	31,892

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	1,765	2,974
Restricted stock units	64	50
Performance stock units	189	143
Convertible senior notes	—	9,331
Total	2,019	12,498
For the periods when the Company reports a net loss, common stock equivalents, restricted stock units, performance stock units, and shares related to the convertible senior notes are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect. Performance stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period. Shares related to the convertible senior notes were excluded from the computation of diluted earnings per share in periods when the effect would have been anti-dilutive using the if-converted method.
Shareholders’ Equity - Activity impacting total shareholders’ equity for the three months ended March 31, 2025 and March 28, 2024 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 26, 2024	$25,237	$6,985	$177,172	$265,028	$(181)	$(9,375)	$464,866
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,733)	—	—	(1,733)
Exercise of stock options	—	—	1	—	—	7	8
Purchase of treasury stock	—	—	—	—	—	(7,642)	(7,642)
Reissuance of treasury stock	—	—	1	—	—	13	14
Issuance of non-vested stock	132	—	(208)	—	—	76	—
Shared-based compensation	—	—	3,545	—	—	—	3,545
Comprehensive loss	—	—	—	(16,816)	(4)	—	(16,820)
BALANCES AT MARCH 31, 2025	$25,369	$6,985	$180,511	$246,032	$(185)	$(16,921)	$441,791

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 28, 2023	$24,692	$7,078	$160,642	$281,599	$(1,336)	$(1,503)	$471,172
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(449)	—	—	(449)
$0.07 per share Common Stock	—	—	—	(1,760)	—	—	(1,760)
Purchase of treasury stock	—	—	—	—	—	(301)	(301)
Reissuance of treasury stock	—	—	(3)	—	—	23	20
Issuance of non-vested stock	452	—	(515)	—	—	63	—
Shared-based compensation	—	—	2,514	—	—	—	2,514
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—
Comprehensive loss	—	—	—	(11,866)	(12)	—	(11,878)
BALANCES AT MARCH 28, 2024	$25,237	$6,985	$162,638	$267,524	$(1,348)	$(1,718)	$459,318
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	March 31, 2025	December 26, 2024

Net unrecognized actuarial loss for pension obligation	$(185)	$(181)
	$(185)	$(181)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 31, 2025 and December 26, 2024, the Company’s $7,968 and $8,142, respectively, of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At March 31, 2025 and December 26, 2024, the Company had $0 and $19,002, respectively, of investments in money market funds which were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of March 31, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of March 31, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $160,000 of senior notes, valued using Level 2 pricing inputs, is approximately $158,609 at March 31, 2025, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	Three Months Ended
	March 31, 2025	March 28, 2024

Service cost	$50	$62
Interest cost	464	444
Net amortization of prior service cost and actuarial loss	(6)	(16)
Net periodic pension cost	$508	$490
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of operations.
Revenue Recognition – The disaggregation of revenues by business segment for the three months ended March 31, 2025 is as follows:

	Three Months Ended March 31, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$40,931	$—	$—	$40,931
Rooms	—	19,275	—	19,275
Theatre concessions	38,000	—	—	38,000
Food and beverage	—	17,829	—	17,829
Other revenues(1)	7,591	15,196	87	22,874
Revenue before cost reimbursements	86,522	52,300	87	138,909
Cost reimbursements	835	9,022	—	9,857
Total revenues	$87,357	$61,322	$87	$148,766

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the three months ended March 28, 2024 is as follows:

	Three Months Ended March 28, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$40,596	$—	$—	$40,596
Rooms	—	18,213	—	18,213
Theatre concessions	34,695	—	—	34,695
Food and beverage	—	16,163	—	16,163
Other revenues(1)	5,979	13,643	80	19,702
Revenue before cost reimbursements	81,270	48,019	80	129,369
Cost reimbursements	—	9,178	—	9,178
Total revenues	$81,270	$57,197	$80	$138,547

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $41,239 and $36,353 as of March 31, 2025 and December 26, 2024, respectively. The Company had no contract assets as of March 31, 2025 and December 26, 2024. During the three months ended March 31, 2025, the Company recognized revenue of $7,449 that was included in deferred revenues as of December 26, 2024. During the three months ended March 28, 2024, the Company recognized revenue of $7,548 that was included in deferred revenues as of December 28, 2023. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of March 31, 2025, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,911 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of March 31, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $14,104 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of March 31, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,439 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
New Accounting Pronouncements - In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures (ASU No. 2023-09). ASU No. 2023-09 requires on an annual basis specific category disclosures in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold within the rate reconciliation, and additional disclosures related to income taxes paid. ASU No. 2023-09 is effective for the Company in fiscal 2025 and must be applied prospectively with retrospective application permitted. The Company is evaluating the impact that ASU No. 2023-09 will have on its consolidated financial statement disclosures.
On November 4, 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 is effective for the Company in fiscal 2027. The Company is evaluating the effect the guidance will have on its consolidated financial statement disclosures.
In fiscal 2024, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU No. 2023-07), which requires disclosure of incremental segment information on an annual and interim basis. The annual requirements of ASU No. 2023-07 were included in the Company’s fiscal 2024 Annual Report Business Segment footnote (Note 13) and the interim requirements of ASU No. 2023-07 are included in Note 7 of this quarterly report. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.

2. Long-Term Debt
Long-term debt is summarized as follows:

	March 31, 2025	December 26, 2024

Senior notes	$160,000	$160,000
Revolving credit agreement	40,000	—
Other debt	84	392
Total debt	200,084	160,392
Debt issuance costs	(1,182)	(1,252)
Total debt, net of debt issuance costs	198,902	159,140
Less current maturities, net of issuance costs	9,840	10,133
Long-term debt	$189,062	$149,007
Credit Agreement
As of March 31, 2025, the Company has a Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At March 31, 2025, there were

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands, except share and per share data)

borrowings of $40,000 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), approximately 6.07% at March 31, 2025. Availability under the $225,000 revolving credit facility was $180,185 as of March 31, 2025 after taking into consideration outstanding letters of credit that reduce revolver availability.
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
Note Purchase Agreements
At March 31, 2025, the Company’s $160,000 of senior notes consisted of two Note Purchase Agreements and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2025 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 7.02%. The weighted average fixed rate of the $160,000 senior notes was 5.94% as of March 31, 2025.

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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands, except share and per share data)

Total lease cost consists of the following:

		Three Months Ended
Lease Cost	Classification	March 31, 2025	March 28, 2024

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$550	$615
Interest on lease liabilities	Interest expense	150	175
		$700	$790
Operating lease costs:
Operating lease costs	Rent expense	$5,769	$5,985
Variable lease cost	Rent expense	403	312
Short-term lease cost	Rent expense	45	50
		$6,217	$6,347
Additional information related to leases is as follows:

	Three Months Ended
Other Information	March 31, 2025	March 28, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$640	$601
Operating cash flows from finance leases	150	175
Operating cash flows from operating leases	6,445	6,282

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	125	—
Operating lease liabilities	1,261	—

	March 31, 2025	December 26, 2024

Finance leases:
Property and equipment – gross	$29,176	$29,061
Accumulated depreciation and amortization	(19,618)	(19,078)
Property and equipment - net	$9,558	$9,983

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	March 31, 2025	December 26, 2024
Weighted-average remaining lease terms:
Finance leases	6 years	6 years
Operating leases	11 years	11 years

Weighted-average discount rates:
Finance leases	4.68%	4.69%
Operating leases	4.81%	4.79%
Deferred rent payments of approximately $534 for the Company’s operating leases have been included in the total operating lease obligations as of March 31, 2025, of which approximately $85 is included in long-term operating lease obligations.
4. Share-Based Compensation
During the three months ended March 31, 2025, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates. A summary of the Company’s stock option, restricted stock, RSU and PSU activity follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands).

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 26, 2024	2,884	$23.22	714	$15.49	139	$14.84
Granted (1)	—	—	166	21.86	101	21.86
Exercised (2)	(1)	15.57	—	—	—	—
Vested (3)	—	—	(74)	16.89	—	—
Forfeited	(13)	23.10	(1)	14.84	(1)	14.84
March 31, 2025	2,870	$23.22	805	$16.68	239	$17.79
(1)135,038 awards were granted under the new Marcus Corporation Omnibus Incentive Plan that is subject to approval by the holders of Common Shares at the 2025 annual meeting of shareholders on May 7, 2025.
(2)Exercise activity only applicable to stock options.
(3)Vesting activity not applicable to stock options.
Share-based compensation expense was $3,545 and $2,514 during the three months ended March 31, 2025 and March 28, 2024, respectively. As of March 31, 2025, total unrecognized share-based compensation expense related to stock options was $1,226, which will be amortized to expense over the weighted-average remaining life of 1.7 years. As of March 31, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $9,066, which will be amortized over the weighted-average remaining service period of 2.6 years.
At March 31, 2025, there were 40,675 shares available for grants of various equity awards under the current plan.
5. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2025 and March 28, 2024 was 30.4% and 38.3%, respectively.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
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
Following is a summary of business segment information for the three months ended March 31, 2025 and March 28, 2024:

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands, except share and per share data)

		Theatres	Hotels/Resorts	Total
Fiscal 2025
Total Revenues		$87,357	$61,322	$148,679
Less: Costs and expenses
Theatre operations		49,670	—	49,670
Rooms		—	9,906	9,906
Theatre concessions		17,451	—	17,451
Food and beverage		—	14,629	14,629
Advertising and marketing		1,144	4,064	5,208
Administrative		5,925	11,262	17,187
Depreciation and amortization		10,706	6,736	17,442
Rent		5,652	461	6,113
Property taxes		2,891	1,471	4,362
Reimbursed costs		834	9,023	9,857
Other segment items (1)		(635)	9,814	9,179
Total costs and expenses		93,638	67,366	161,004

Operating loss		$(6,281)	$(6,044)	$(12,325)

Investment income				74
Interest expense				(2,822)
Other income (expense), net				(444)
Equity losses from unconsolidated joint ventures, net				(570)
Corporate items (2)				(8,087)
Net loss before income taxes				$(24,174)

	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$496	$322	$2,727	$3,545
Assets	628,135	320,929	68,893	1,017,957
Capital expenditures	4,359	15,903	2,743	23,005

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(in thousands, except share and per share data)

		Theatres	Hotels/Resorts	Total
Fiscal 2024
Total Revenues		$81,270	$57,197	$138,467
Less: Costs and expenses
Theatre operations		44,985	—	44,985
Rooms		—	9,411	9,411
Theatre concessions		14,886	—	14,886
Food and beverage		—	13,863	13,863
Advertising and marketing		1,081	4,175	5,256
Administrative		5,870	9,991	15,861
Depreciation and amortization		11,033	4,864	15,897
Rent		5,779	467	6,246
Property taxes		2,436	1,457	3,893
Reimbursed costs		—	9,178	9,178
Other segment items (1)		939	8,953	9,892
Total costs and expenses		87,009	62,359	149,368

Operating loss		$(5,739)	$(5,162)	$(10,901)

Investment income				692
Interest expense				(2,534)
Other income (expense), net				(341)
Equity losses from unconsolidated joint ventures, net				(387)
Corporate items (2)				(5,764)
Net loss before income taxes				$(19,235)

	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$440	$282	$1,792	$2,514
Assets	674,718	288,180	55,237	1,018,135
Capital expenditures	2,827	12,345	268	15,440
(1) Other segment items includes losses or gains on disposition of property, equipment and other assets, preopening expenses, and other operating expenses.
(2) Corporate items include amounts not allocable to the business segments. Corporate revenues consist principally of rent and the corporate operating loss includes general corporate expenses. Corporate information technology costs and accounting shared services costs are allocated to the business segments based upon several factors, including actual usage and segment revenues. Corporate assets primarily include cash and cash equivalents, furniture, fixtures and equipment, investments and land held for development.

THE MARCUS CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q and the accompanying Management’s Discussion and Analysis, are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements may generally be identified as such because the context of such statements include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which may cause results to differ materially from those expected, including, but not limited to, the following: (1) the adverse effects future pandemics or epidemics may have on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness; (2) the availability, in terms of both quantity and audience appeal, of motion pictures for our theatre division (including disruptions in the production of films due to events such as tariffs or a strike by actors, writers or directors or future pandemics); (3) the effects of theatre industry dynamics such as the maintenance of a suitable window between the date such motion pictures are released in theatres and the date they are released to other distribution channels; (4) the effects of adverse economic conditions in our markets; (5) the effects of adverse economic conditions on our ability to obtain financing on reasonable and acceptable terms, if at all; (6) the effects on our occupancy and room rates caused by the relative industry supply of available rooms at comparable lodging facilities in our markets; (7) the effects of competitive conditions in our markets; (8) our ability to achieve expected benefits and performance from our strategic initiatives and acquisitions; (9) the effects of increasing depreciation expenses, reduced operating profits during major property renovations, impairment losses, and preopening and start-up costs due to the capital intensive nature of our business; (10) the effects of changes in the availability of and cost of labor and other supplies essential to the operation of our business; (11) the effects of tariffs that are implemented or merely threatened on our costs; (12) the effects of weather conditions, particularly during the winter in the Midwest and in our other markets; (13) our ability to identify properties to acquire, develop and/or manage and the continuing availability of funds for such development; (14) the adverse impact on business and consumer spending on travel, leisure and entertainment resulting from terrorist attacks in the United States or other incidents of violence in public venues such as hotels and movie theatres; and (15) a disruption in our business and reputational and economic risks associated with civil securities claims brought by shareholders. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Our forward-looking statements are based upon our assumptions, which are based upon currently available information. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
RESULTS OF OPERATIONS
General
For fiscal 2024 and prior periods, we reported our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December, dividing our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Fiscal 2024 was a 52-week year with 364 operating days, beginning on December 29, 2023 and ending on December 26, 2024.
Beginning on December 27, 2024, our fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for our fiscal year ending December 31, 2025, our quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. Fiscal 2025 is a 370 operating day year beginning on December 27, 2024 and ending on December 31, 2025 (comprised of five operating days between December 27-31, 2024, plus 365 operating days in calendar year 2025).

The first quarter of fiscal 2025 consisted of the three month period beginning on December 27, 2024 and ended on March 31, 2025 and included an additional four operating days compared to the prior year quarter. The first quarter of fiscal 2024 consisted of the three month period beginning December 29, 2023 and ended on March 28, 2024.
Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Overall Results
The following table sets forth revenues, operating loss, other income (expense), net loss and net loss per diluted common share for the first quarter of fiscal 2025 and fiscal 2024 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2025	F2024	Amt.	Pct.
Revenues	$148.8	$138.5	$10.2	7.4%
Operating loss	(20.4)	(16.7)	(3.7)	(22.5)%
Other income (expense)	(3.8)	(2.6)	(1.2)	(46.4)%
Net loss	$(16.8)	$(11.9)	$(5.0)	(41.7)%
Net loss per common share - diluted	$(0.54)	$(0.38)	$(0.16)	(42.1)%
Revenues increased during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to increased revenues from both our theatre division and hotels and resorts division. Revenues in the first quarter of fiscal 2025 were favorably impacted by the four additional operating days compared to the first quarter of fiscal 2024, which included two additional days during the week between the Christmas and New Year’s holidays and two additional days at the end of March 2025. The four additional operating days in the first quarter of fiscal 2025 favorably impacted revenues by approximately $9.2 million. Our first quarter is typically the seasonally weakest quarter of our fiscal year due to the traditionally reduced level of winter travel at our predominantly Midwestern portfolio of owned hotels. Our first quarter also often has fewer blockbuster films released by studios compared to the other quarters of our fiscal year.
Operating loss increased during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to an increase in operating losses from both our theatre division and hotels and resorts division, as well as an increase in corporate operating expenses. Corporate expenses increased $2.3 million primarily due to a $0.9 million increase in noncash share-based compensation expense as well as increases in depreciation, long-term incentive compensation expenses, professional fees related to tax, audit, and legal services, and personnel and benefits cost inflation. Operating loss during the first quarter of fiscal 2025 was favorably impacted by a $1.4 million gain on disposition of property, equipment and other assets related to the sale of surplus land, compared to an immaterial loss on disposition of property, equipment and other assets during the first quarter of fiscal 2024.
Net loss and net loss per diluted common share increased during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to an increase in operating loss and interest expense and a decrease in investment income.
We recognized investment income of $0.1 million during the first quarter of fiscal 2025, compared to $0.7 million during the first quarter of fiscal 2024. Variations in investment income were due to changes in the value of marketable securities.
Our interest expense totaled $2.8 million for the first quarter of fiscal 2025, compared to $2.5 million for the first quarter of fiscal 2024. The increase in interest expense during the first quarter of fiscal 2025 was primarily due to increased borrowings and higher interest rates, partially offset by a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We reported income tax benefit of $7.4 million for both the first quarter of fiscal 2025 and the first quarter of fiscal 2024. Our fiscal 2025 first quarter effective income tax rate was 30.4% compared to our fiscal 2024 first quarter effective income tax rate of 38.3%. The income tax rate in both fiscal 2025 first quarter and fiscal 2024 first quarter was negatively impacted by excess compensation subject to deduction limitations. We anticipate that our effective income tax rate for fiscal 2025 may be in the 28% to 32% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2025 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating loss and operating margin for our theatre division for the first quarter of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2025	F2024	Amt.	Pct.
Revenues	$87.4	$81.3	$6.1	7.5%
Operating loss	(6.3)	(5.7)	(0.5)	(9.4)%
Operating margin (% of revenues)	(7.2)%	(7.1)%
Our theatre division revenues increased with stronger performances from films and also benefited from four additional operating days during the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024. Operating loss increased in the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024, driven by higher film costs and an increase in labor expenses. In the first quarter of fiscal 2024, operating hours and staffing levels were significantly reduced due to a weaker film slate following the WGA and SAG-AFTRA labor strikes in 2023. With an anticipated improvement in the film slate in the first quarter of fiscal 2025, we returned to more normal operating hours and staffing level resulting in higher labor costs, while some films released underperformed expectations. These increases in expenses were partially offset by higher revenue from the additional operating days.
The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2025	F2024	Amt.	Pct.
Admission revenues	$40.9	$40.6	$0.3	0.8%
Concession revenues	38.0	34.7	3.3	9.5%
Other revenues	7.6	6.0	1.6	27.0%
Total revenues before cost reimbursements	86.5	81.3	5.3	6.5%
Cost reimbursements	0.8	—	0.8	n/m
Total revenues	87.4	81.3	6.1	7.5%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2025 first quarter results, U.S. box office receipts increased 3.1% during our fiscal 2025 first quarter compared to our fiscal 2024 first quarter, indicating that our increase of 1.3% in admission revenues for comparable theatres (excluding theatres closed during the past year) during the first quarter of fiscal 2025 underperformed the industry by 1.8 percentage points. On a calendar quarter basis (January 1st through March 31st), admissions revenue for our comparable theatres decreased 14.0% during the first quarter 2025 compared to the first quarter of 2024, also underperforming the industry during the calendar quarter by 1.8%. We believe our under performance in the first quarter of fiscal 2025 was attributable to strategic pricing decisions made during the release of blockbuster films and holiday periods (we did not raise prices on blockbuster films, unlike many national exhibitors), resulting in lower average ticket price growth compared to other exhibitors. We believe our pricing strategy promoted moviegoing by not raising ticket prices on blockbuster films will benefit our long-term theatre attendance moving forward.
Additional data received and compiled by us from Comscore indicates our admission revenues at comparable theatres during the first quarter of fiscal 2025 and the first quarter of fiscal 2024 represented approximately 3.0% of the total admission revenues in the U.S. (commonly referred to as market share in our industry), during both periods. Our goal is to continue our historical long-term pattern of outperforming the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, pricing strategies, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres increased 6.9% during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, which was primarily attributable to an increase in operating days due to the transition of our fiscal quarter as described above, an improved holiday film slate, higher box office performance from the top films during the first quarter of fiscal 2025 versus the top films last fiscal year during the first quarter, and an increase in the number of films released during the fiscal 2025 first quarter compared to the prior year first quarter. On a calendar quarter basis (January 1st through March 31st), total theatre attendance for our comparable theatres decreased 8.0% during the first quarter 2025 compared to the first quarter of 2024.
During the first quarter of fiscal 2025 there were 28 wide-release films (films shown in over approximately 1,500 theatres in the U.S.) compared to 24 wide-release films during the first quarter of fiscal 2024. Our highest grossing films during the fiscal 2025 first quarter included Captain America: Brave New World, Mufasa: The Lion King, Sonic the Hedgehog 3, Dog Man, and Moana 2. Three of these films were carryovers from the 2024 holiday season. Our top five films during our fiscal 2025 first quarter accounted for 45% of our total box office results, compared to 41% for the top five films during the first quarter of fiscal 2024, both expressed as a percentage of the total admission revenues for the relevant period. An increased concentration of blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more concentrated film slate, our overall film cost as a percentage of admission revenues increased during the first quarter of fiscal 2025 compared to the same period in the prior fiscal year.
Our average ticket price decreased 5.1% during the first quarter of fiscal 2025, compared to the first quarter of fiscal 2024. Our average ticket price during the first quarter of fiscal 2025 was negatively impacted by an increased percentage of our attendance coming from promotional pricing offerings, including a $7 Everyday Matinee for seniors and children that was introduced during the second quarter of fiscal 2024, an unfavorable ticket mix with an increase in child attendance resulting from an increased number of family films, and a lower percentage of ticket sales for premium large format (PLF) screens. The overall change in average ticket price unfavorably impacted our admission revenues of our comparable theatres by $2.2 million during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
Our average concession revenues per person increased by 2.9% during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, due to market pricing adjustments. During the second quarter of fiscal 2024, we made changes to our Value Tuesday promotion for our Magical Movie Rewards (MMR) loyalty members, discontinuing the prior promotion that offered a 20% discount on all concessions, food and non-alcoholic beverages and reintroducing a free complimentary-sized popcorn, which has been well received by guests. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $1.1 million during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
Other revenues during the first quarter of fiscal 2025 increased by $1.6 million compared to the first quarter of fiscal 2024 due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue. Late during the first quarter of fiscal 2024, we made changes to the criteria for waiving internet surcharge ticket fees for our MMR members, resulting in an increase in ticketing fees per person during most of the first quarter of fiscal 2025.
We ended the first quarter of fiscal 2025 with a total of 971 company-owned screens in 77 theatres and 14 managed screens at one theatre, compared to 993 company-owned screens in 79 theatres at the end of the first quarter of fiscal 2024. We made decisions to close underperforming theatres during fiscal 2024 and fiscal 2025, including one leased theatre in the second quarter of fiscal 2024, and one leased Movie Tavern theatre in the first quarter of fiscal 2025. During the third quarter of fiscal 2024, we added one theatre that we manage for the owner of a lifestyle shopping center.

Hotels and Resorts
The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2025	F2024	Amt.	Pct.
Revenues	$61.3	$57.2	$4.1	7.2%
Operating loss	(6.0)	(5.2)	(0.9)	(17.1)%
Operating margin (% of revenues)	(9.9)%	(9.0)%
Hotels and resorts revenues increased 7.2% during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily due to an additional four operating days as described above, a stronger ski season with favorable winter weather compared to last year, as well as a significant increase in group business at one of our condo hotel properties. Our hotels and resorts division operating loss increased $0.9 million during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, and was negatively impacted by a $1.9 million increase in depreciation expense due to hotel renovations completed during fiscal 2024, partially offset by the favorable impact of the increase in revenues.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2025	F2024	Amt.	Pct.
Room revenues	$19.3	$18.2	$1.1	5.8%
Food/beverage revenues	17.8	16.2	1.7	10.3%
Other revenues	15.2	13.6	1.6	11.4%
Total revenues before cost reimbursements	52.3	48.0	4.3	8.9%
Cost reimbursements	9.0	9.2	(0.2)	(1.7)%
Total revenues	$61.3	$57.2	$4.1	7.2%
Division total revenues before cost reimbursements increased 8.9% during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, primarily due to an additional four operating days, favorable winter weather resulting in a stronger ski season at the Grand Geneva Resort & Spa, as well as an increase in other revenues driven largely by a group buyout of one condo hotel property during a portion of the quarter. The increase in group business at our condo hotel property in the first quarter of fiscal 2025 also positively impacted food and beverage revenues compared to the first quarter of fiscal 2024.
The following table sets forth certain operating statistics for the first quarter of fiscal 2025 and fiscal 2024, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	First Quarter
			Variance
	F2025	F2024	Amt.	Pct.
Occupancy pct.	50.3%	53.7%	(3.4) pts	(6.3)%
ADR	$162.09	$150.11	$11.98	8.0%
RevPAR	$81.45	$80.57	$0.88	1.1%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.

RevPAR increased at four of our seven comparable company-owned properties during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024, driven primarily by increased average daily rates. We saw our mix of business in the first quarter of fiscal 2025 remain very similar to the first quarter of fiscal 2024. During the first quarter of fiscal 2025, our group business represented approximately 34.6% of our total rooms revenue, compared to approximately 34.5% during the first quarter of fiscal 2024. Non-group pricing increased in some of our major markets during the first quarter of fiscal 2025, primarily due to increased rate compression at our other Milwaukee market hotels as a result of the renovation at the Hilton Milwaukee, as well as increased weekend transient leisure demand due to the stronger ski season.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2025 first quarter results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 2.8% during our fiscal 2025 first quarter compared to our fiscal 2024 first quarter, leading us to believe we underperformed the industry during the fiscal 2025 first quarter by approximately 1.7 percentage points. We believe our underperformance during the first quarter of fiscal 2025 results primarily from the unfavorable impact of the Hilton Milwaukee renovation and group displacement as a result of the reduced capacity. We estimate that the Hilton Milwaukee renovation negatively impacted our RevPAR growth by approximately 3.7 percentage points.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 6.7% during our fiscal 2025 first quarter, again compared to our fiscal 2024 first quarter. Therefore, we underperformed our competitive sets during the first quarter of fiscal 2025 by approximately 5.6 percentage points. We believe the underperformance to our competitive sets during the first quarter of fiscal 2025 results primarily from group displacement at the Hilton Milwaukee while under renovation which we believe unfavorably impacted our RevPAR growth by approximately 3.7 percentage points while favorably impacting competitive hotels RevPAR growth by 1.0 percentage point. After adjusting for the estimated impact of the Milwaukee Hilton renovation, we believe our hotels underperformed their competitive sets during the first quarter of fiscal 2025 by approximately 0.9 percentage points. We believe this underperformance was driven largely by new hotel room supply within one of our markets.
We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. The U.S. economic outlook has recently moved into a period of heightened uncertainty. In the near term, we expect leisure travel demand to soften, and we expect our group business to remain stable. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily Midwestern markets.
As of the date of this report, our group room revenue bookings for the remainder of fiscal 2025 - commonly referred to in the hotels and resorts industry as “group pace” - is running over 11% ahead of where we were at the same time last year, excluding bookings related to the July 2024 Republican National Convention (RNC). Group room revenue bookings for fiscal 2026 is running over 20% ahead of where we were at the same time in early fiscal 2024 for fiscal 2025. Banquet and catering revenue pace for fiscal 2025 is similarly running ahead of where we were at this same time last year, excluding bookings related to the July 2024 RNC in Milwaukee. Banquet pace for 2026 is approximately in-line and catering pace for 2026 is up over 7%, both compared to where we were at the same time in early fiscal 2024 for fiscal 2025.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the first quarter of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2025	F2024	Amt.	Pct.
Theatres	$3.7	$6.2	$(2.5)	(40.0)%
Hotels and resorts	1.0	—	1.0	n/m
Corporate items	(5.0)	(3.9)	(1.1)	(28.8)%
Total Adjusted EBITDA	$(0.3)	$2.3	$(2.6)	(111.3)%
Our theatre division Adjusted EBITDA decreased during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to higher film costs and an increase in labor expenses, partially offset by higher revenue from the additional operating days, as further described in the Theatres section above. Our hotels and resorts division Adjusted EBITDA increased during fiscal 2025 due to higher revenue resulting from additional operating days and an increase in group business, as further described in the Hotels and Resorts section above. Adjusted EBITDA attributable to corporate items decreased during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due primarily to increased long-term incentive compensation expenses, professional fees related to tax, audit, and legal services, and personnel and benefits cost inflation.

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	First Quarter
	F2025	F2024
Net earnings (loss)	$(16.8)	$(11.9)
Add (deduct):
Investment (income) loss	(0.1)	(0.7)
Interest expense	2.8	2.5
Other (income) expense	0.4	0.3
Loss (gain) on disposition of property, equipment and other assets	(1.4)	—
Equity (earnings) losses from unconsolidated joint ventures	0.6	0.4
Income tax expense (benefit)	(7.4)	(7.4)
Depreciation and amortization	17.8	16.0
Share-based compensation expenses (1)	3.5	2.5
Theatre exit costs (2)	0.1	—
Insured losses (3)	—	0.4
Total Adjusted EBITDA	$(0.3)	$2.3

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	First Quarter, F2025
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$(6.3)	$(6.0)	$(8.1)	$(20.4)
Depreciation and amortization	10.7	6.7	0.4	17.8
Loss (gain) on disposition of property, equipment and other assets	(1.4)	—	—	(1.4)
Share-based compensation (1)	0.5	0.3	2.7	3.5
Theatre exit costs (2)	0.1	—	—	0.1
Total Adjusted EBITDA	$3.7	$1.0	$(5.0)	$(0.3)

	First Quarter, F2024
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$(5.7)	$(5.2)	$(5.8)	$(16.7)
Depreciation and amortization	11.0	4.9	0.1	16.0
Loss (gain) on disposition of property, equipment and other assets	—	—	—	—
Share-based compensation (1)	0.4	0.3	1.8	2.5
Insured losses (3)	0.4	—	—	0.4
Total Adjusted EBITDA	$6.2	$—	$(3.9)	$2.3
(1)Non-cash expense related to share-based compensation programs.
(2)Reflects non-recurring costs related to the closure and exit of one theatre location in the first quarter of fiscal 2025.
(3)Repair costs related to insured property damage at one theatre location that are non-operating in nature.

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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 90-year history and our financial position remains strong. As of March 31, 2025, we had a cash balance of approximately $11.9 million, $180.2 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.31, and our net leverage ratio was 2.00x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.

The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	March 31, 2025	December 26, 2024
Long-term debt (GAAP measure) (1)	$198.9	$159.1
Finance lease obligations (GAAP measure) (2)	12.4	13.0
Less: Cash and cash equivalents	(11.9)	(40.8)
Net Debt	$199.5	$131.3

Net Debt	$199.5	$131.3
LTM Adjusted EBITDA (3)	99.9	102.4
Net Leverage (Net Debt to Adjusted EBITDA)	2.00x	1.28x

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
Financial Condition
Net cash used in operating activities totaled $35.3 million during the first quarter of fiscal 2025, compared to net cash used in operating activities of $15.1 million during the first quarter of fiscal 2024. The $20.2 million increase in net cash used in operating activities was primarily due to a $5.0 million decrease in net earnings, a $3.1 million unfavorable impact in the timing of collection of accounts receivable and a $15.8 million unfavorable impact from the seasonal timing of payments of accounts payable, partially offset by increases in depreciation and amortization and non-cash share-based compensation expense.
Net cash used in investing activities during the first quarter of fiscal 2025 totaled $22.8 million, compared to net cash used in investing activities of $20.8 million during the first quarter of fiscal 2024. The increase in net cash used in investing activities of $2.0 million was the result of an increase of $7.6 million in capital expenditures, partially offset by a decrease in net contributions to hotel joint ventures in the prior year period that did not recur. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $23.0 million during the first quarter of fiscal 2025 compared to $15.4 million during the first quarter of fiscal 2024. In fiscal 2024, we contributed $5.6 million for the purchase of joint venture interests in The Lofton Hotel, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors.
Fiscal 2025 first quarter cash capital expenditures included approximately $4.4 million incurred in our theatre division, primarily related to normal maintenance capital projects. We incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2025 of approximately $15.9 million, including costs related to guest room renovations at Hilton Milwaukee and normal maintenance capital projects. We incurred corporate capital expenditures during the first quarter of fiscal 2025 of approximately $2.7 million, which includes $1.2 million for the purchase of land acquired in a 1031 tax-deferred exchange for future development, and the final costs related to office construction for the relocation of our corporate and divisional headquarters that occurred during fiscal 2024.
Net cash provided by financing activities during the first quarter of fiscal 2025 totaled $29.3 million compared to net cash used in financing activities of $3.4 million during the first quarter of fiscal 2024. During the first quarter of fiscal 2025, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $69.0 million of new short-term revolving credit facility borrowings, and we made $29.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2025 (net $40.0 million increase in borrowings on our credit facility). We ended the first quarter of fiscal 2025 with $40.0 million of outstanding borrowings under our revolving credit facility. During the first quarter of fiscal 2024, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $5.0 million of new short-term revolving credit facility borrowings, and we made $5.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2024 (net zero borrowings on our credit facility).
Principal payments on long-term debt were approximately $0.3 million during the first quarter of fiscal 2025 compared to payments of $0.3 million during the first quarter of fiscal 2024.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.31 at March 31, 2025, compared to 0.26 at December 26, 2024.
During the first quarter of fiscal 2025, we repurchased 0.4 million shares of our common stock for $7.1 million in the open market, compared to no share repurchases of our common stock in the open market during the first quarter of fiscal 2024. As of March 31, 2025, approximately 1.3 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first quarter of fiscal 2025 were $2.2 million. Dividends paid during the first quarter of fiscal 2024 were $2.2 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 26, 2024. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have not experienced any material changes in our market risk exposures since December 26, 2024.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2024, except for the addition of, and the revision to, the risk factors set forth below, respectively:

Tariffs that are implemented or merely threatened may increase the cost of commodities we purchase for use in our hotels, restaurants or theatres or the cost of production for films released in our theatres.

The federal government may threaten or implement tariffs on other countries that supply commodities we purchase for use in our hotels, restaurants or theatres or on countries in which films are produced or filmed. The tariffs themselves could have the impact of increasing the aggregate purchase cost of the same products, reducing the supply of available products or raise the cost of showing films in our theatres. Additionally, these tariffs may result in retaliation by the affected countries, leading to trade wars with an unpredictable result. We may not be able to offset increased cost through room rate, menu or ticket price increases, and even if we were to increase room rate, menu or ticket prices to cover some or all of the increased cost, such action could lead to decreased traffic to our hotels, restaurants or theatres which would negatively affect our financial results.

The lack of both the quantity and audience appeal of motion pictures may adversely affect our financial results.

The financial results of our movie theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. The relative success of our movie theatre business will continue to be largely dependent upon the quantity and audience appeal of films made available by the movie studios and other producers. Poor performance of films, a disruption in the production of films due to events such as tariffs or threatened tariffs, a strike by actors, writers or directors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse impact on our business and results of operations. Our industry experienced a significant reduction in the quantity of films available to exhibit in theatres in the years following the COVID-19 pandemic. The quantity of new film releases available for theatrical exhibition during fiscal 2023 and fiscal 2024 was negatively impacted by the shutdown of movie production during the WGA and SAG-AFTRA labor strikes that occurred during fiscal 2023. Studios may also determine that certain types of films will not be released for theatrical exhibition and will go straight to streaming services, further impacting the quantity of films available. Also, our quarterly results of operations are significantly dependent on the quantity and audience appeal of films that we exhibit during each quarter. As a result, our quarterly results may be unpredictable and somewhat volatile.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 26 - January 31	—	$—	—	1,714,682
February 1 - February 28	10,989	20.81	10,989	1,703,693
March 1 - March 31	441,603	16.77	441,603	1,262,090
Total	452,592	$16.87	452,592	1,262,090
(1)Through March 31, 2025, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 31, 2025, we had repurchased approximately 10.4 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date. The shares purchased during the first quarter of fiscal 2025 were purchased in connection with open market share repurchases and the vesting of grants of restricted stock in which we repurchased shares from the stockholders whose restricted shares vested in order to cover such stockholders’ related withholding taxes.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

10.1	Form of The Marcus Corporation 2025 Omnibus Incentive Plan Performance Share Award Agreement (Executives).

10.2	Form of The Marcus Corporation 2025 Omnibus Incentive Plan Performance Share Award Agreement (Leadership).

10.3	Form of The Marcus Corporation 2025 Omnibus Incentive Plan Restricted Stock Unit Agreement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: May 6, 2025	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: May 6, 2025	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1