Form 10-Q
period 2025-06-30
MARCUS CORP
filed 2025-08-01
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
COMMON STOCK OUTSTANDING AT JULY 29, 2025 – 24,326,492
CLASS B COMMON STOCK OUTSTANDING AT JULY 29, 2025 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$14,901	$40,841
Restricted cash	1,798	3,738
Accounts receivable, net of reserves of $225 and $141, respectively	22,724	21,457
Assets held for sale	—	1,199
Other current assets	21,586	24,915
Total current assets	61,009	92,150

Property and equipment:
Land and improvements	135,582	129,991
Buildings and improvements	738,666	736,408
Leasehold improvements	164,742	166,149
Furniture, fixtures and equipment	430,014	424,807
Finance lease right-of-use assets	30,407	29,061
Construction in progress	40,380	15,590
Total property and equipment	1,539,791	1,502,006
Less accumulated depreciation and amortization	845,552	816,272
Net property and equipment	694,239	685,734

Operating lease right-of-use assets	152,686	159,194

Other assets:
Investments in joint ventures	4,603	5,166
Goodwill	74,996	74,996
Deferred incomes taxes	5,896	3,956
Other	22,878	23,332
Total other assets	108,373	107,450
TOTAL ASSETS	$1,016,307	$1,044,528
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 26, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,675	$50,690
Income taxes	1,050	—
Taxes other than income taxes	18,512	18,696
Accrued compensation	16,743	24,976
Other accrued liabilities	54,930	53,830
Current portion of finance lease obligations	2,785	2,591
Current portion of operating lease obligations	16,062	15,765
Current maturities of long-term debt	9,772	10,133
Total current liabilities	156,529	176,681

Finance lease obligations	9,572	10,360

Operating lease obligations	156,754	164,776

Long-term debt	170,116	149,007

Deferred income taxes	28,686	32,619

Other long-term obligations	46,232	46,219

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,369,054 shares at June 30, 2025 and 25,237,374 shares at December 26, 2024	25,369	25,237
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at June 30, 2025 and 6,984,584 shares at December 26, 2024	6,985	6,985
Capital in excess of par	181,688	177,172
Retained earnings	251,204	265,028
Accumulated other comprehensive loss	(189)	(181)
	465,057	474,241
Less cost of Common Stock in treasury (1,042,655 shares at June 30, 2025 and 604,914 shares at December 26, 2024)	(16,639)	(9,375)
Total shareholders’ equity	448,418	464,866

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,016,307	$1,044,528
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 27, 2024	June 30, 2025	June 27, 2024
Revenues:
Theatre admissions	$62,348	$48,580	$103,279	$89,176
Rooms	29,632	30,496	48,907	48,709
Theatre concessions	57,611	44,417	95,611	79,112
Food and beverage	21,291	19,272	39,120	35,435
Other revenues	24,790	22,534	47,664	42,236
	195,672	165,299	334,581	294,668
Cost reimbursements	10,371	10,733	20,228	19,911
Total revenues	206,043	176,032	354,809	314,579

Costs and expenses:
Theatre operations	64,172	52,118	113,842	97,103
Rooms	11,086	11,164	20,992	20,575
Theatre concessions	23,337	18,515	40,788	33,401
Food and beverage	15,656	15,080	30,285	28,943
Advertising and marketing	6,644	6,502	11,888	11,803
Administrative	22,972	22,630	47,688	44,032
Depreciation and amortization	17,603	16,699	35,441	32,714
Rent	6,354	6,496	12,571	12,843
Property taxes	4,328	3,688	8,737	7,619
Other operating expenses	10,332	9,741	20,938	19,611
(Gain) loss on disposition of property, equipment and other assets	181	(43)	(1,184)	(20)
Impairment charges	—	472	—	472
Reimbursed costs	10,371	10,733	20,228	19,911
Total costs and expenses	193,036	173,795	362,214	329,007

Operating income (loss)	13,007	2,237	(7,405)	(14,428)

Other income (expense):
Investment income	409	173	483	865
Interest expense	(2,981)	(2,564)	(5,803)	(5,098)
Other income (expense)	(443)	(390)	(887)	(731)
Debt conversion expense	—	(13,908)	—	(13,908)
Equity earnings (losses) from unconsolidated joint ventures	75	(50)	(495)	(437)
	(2,940)	(16,739)	(6,702)	(19,309)

Earnings (loss) before income taxes	10,067	(14,502)	(14,107)	(33,737)
Income tax expense (benefit)	2,746	5,719	(4,612)	(1,650)
Net earnings (loss)	$7,321	$(20,221)	$(9,495)	$(32,087)

Net earnings (loss) per share - basic:
Common Stock	$0.24	$(0.64)	$(0.31)	$(1.03)
Class B Common Stock	$0.22	$(0.58)	$(0.28)	$(0.92)

Net earnings (loss) per share - diluted:
Common Stock	$0.23	$(0.64)	$(0.31)	$(1.03)
Class B Common Stock	$0.22	$(0.58)	$(0.28)	$(0.92)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 27, 2024	June 30, 2025	June 27, 2024

Net earnings (loss)	$7,321	$(20,221)	$(9,495)	$(32,087)
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $1, $5, $3 and $9, respectively	(4)	(11)	(8)	(23)
Other comprehensive loss	(4)	(11)	(8)	(23)
Comprehensive earnings (loss)	$7,317	$(20,232)	$(9,503)	$(32,110)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30, 2025	June 27, 2024

OPERATING ACTIVITIES:
Net loss	$(9,495)	$(32,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses on investments in joint ventures	495	437
Distribution from joint venture	68	—
Gain on disposition of property, equipment and other assets	(1,184)	(20)
Impairment charges	—	472
Debt conversion expense	—	13,908
Depreciation and amortization	35,441	32,714
Amortization of debt issuance costs	314	708
Share-based compensation	4,986	4,932
Deferred income taxes	(5,870)	(2,077)
Other long-term obligations	181	555
Changes in operating assets and liabilities:
Accounts receivable	(1,267)	(747)
Other assets	(6,437)	1,093
Operating leases	(1,053)	(314)
Accounts payable	(13,679)	5,704
Income taxes	1,132	240
Taxes other than income taxes	(204)	50
Accrued compensation	(8,233)	(3,424)
Other accrued liabilities	1,116	(1,267)
Total adjustments	5,806	52,964
Net cash provided by (used in) operating activities	(3,689)	20,877

INVESTING ACTIVITIES:
Capital expenditures	(39,915)	(35,283)
Proceeds from disposals of property, equipment and other assets	212	71
Capital contribution in joint venture	—	(5,620)
Subscription and sale of joint venture interests	—	1,500
Proceeds from sale of trading securities	8,187	37
Purchase of trading securities	—	(1,148)
Other investing activities	(29)	(197)
Net cash used in investing activities	(31,545)	(40,640)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	105,000	81,000
Repayment of borrowings on revolving credit facility	(84,000)	(36,000)
Principal payments on long-term debt	(392)	(681)
Repurchase of convertible senior notes	—	(46,481)
Proceeds from capped call unwind	—	5,770
Principal payments on finance lease obligations	(1,323)	(1,214)
Equity transactions:
Treasury stock transactions, except for stock options	(7,612)	(265)
Exercise of stock options	10	—
Dividends paid	(4,329)	(4,419)
Net cash provided by (used in) financing activities	7,354	(2,290)
Net decrease in cash, cash equivalents and restricted cash	(27,880)	(22,053)
Cash, cash equivalents and restricted cash at beginning of period	44,579	59,838
Cash, cash equivalents and restricted cash at end of period	$16,699	$37,785

Supplemental Information:
Interest paid, net of amounts capitalized	$5,356	$5,643
Income taxes paid	125	188
Change in accounts payable for additions to property, equipment and other assets	(336)	4,716
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the three and six months ended June 30, 2025 and June 27, 2024 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 30, 2025, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2024.
Beginning on December 27, 2024, the Company’s fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for its fiscal year ending December 31, 2025, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. In this quarterly report, the three and six months ended June 30, 2025 refer to the periods April 1, 2025 through June 30, 2025 and December 27, 2024 through June 30, 2025, respectively, and the three and six months ended June 27, 2024 refer to the periods March 29, 2024 through June 27, 2024 and December 29, 2023 through June 27, 2024, respectively.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 26, 2024, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,597 and $35,428, respectively, for the three and six months ended June 30, 2025, and $16,701 and $32,715, respectively, for the three and six months ended ended June 27, 2024.
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
During the three months ended June 27, 2024, the Company determined that indicators of impairment were present at one asset group for a leased theatre location in which the Company made the decision to close during the second quarter of fiscal 2024. As such, the Company evaluated the fair value of these assets, consisting primarily of land improvements, leasehold improvements, building, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset), was less than their carrying values and recorded a $472 impairment loss, reducing certain property and equipment and certain operating lease net obligations. The remaining net book value of the impaired assets as of the date of the asset write-down (June 27, 2024) was $0. There were no indicators of impairment identified during the six months ended June 30, 2025.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the six months ended June 30, 2025 or June 27, 2024.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 27, 2024	June 30, 2025	June 27, 2024

Net earnings (loss) per share - basic:
Common Stock	$0.24	$(0.64)	$(0.31)	$(1.03)
Class B Common Stock	$0.22	$(0.58)	$(0.28)	$(0.92)
Net earnings (loss) per share - diluted:
Common Stock	$0.23	$(0.64)	$(0.31)	$(1.03)
Class B Common Stock	$0.22	$(0.58)	$(0.28)	$(0.92)

Numerator:
Net earnings (loss)	$7,321	$(20,221)	$(9,495)	$(32,087)

Denominator (in thousands):
Denominator for basic EPS	31,304	32,161	31,453	32,027
Effect of dilutive employee stock options	47	—	—	—
Effect of restricted stock units	80	—	—	—
Effect of convertible senior notes	—	—	—	—
Diluted weighted-average shares outstanding	31,431	32,161	31,453	32,027

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	2,215	3,146	1,829	2,934
Restricted stock units	—	50	72	50
Performance stock units	238	143	213	143
Convertible senior notes	—	6,719	—	8,009
Total	2,452	10,058	2,114	11,136
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
Shareholders’ Equity - Activity impacting total shareholders’ equity for the six months ended June 30, 2025 and June 27, 2024 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 26, 2024	$25,237	$6,985	$177,172	$265,028	$(181)	$(9,375)	$464,866
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,733)	—	—	(1,733)
Exercise of stock options	—	—	1	—	—	7	8
Purchase of treasury stock	—	—	—	—	—	(7,642)	(7,642)
Reissuance of treasury stock	—	—	1	—	—	13	14
Issuance of non-vested stock	132	—	(208)	—	—	76	—
Shared-based compensation	—	—	3,545	—	—	—	3,545
Other	—	—	—	—	—	—	—
Conversions of Class B Common Stock	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	(16,816)	(4)	—	(16,820)
BALANCES AT MARCH 31, 2025	25,369	6,985	180,511	246,032	(185)	(16,921)	441,791
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,702)	—	—	(1,702)
Exercise of stock options	—	—	—	—	—	2	2
Purchase of treasury stock	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	1	—	—	15	16
Issuance of non-vested stock	—	—	(265)	—	—	265	—
Shared-based compensation	—	—	1,441	—	—	—	1,441
Other	—	—	—	—	—	—	—
Conversions of Class B Common Stock	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	7,321	(4)	—	7,317
BALANCES AT JUNE 30, 2025	$25,369	$6,985	$181,688	$251,204	$(189)	$(16,639)	$448,418

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 28, 2023	$24,692	$7,078	$160,642	$281,599	$(1,336)	$(1,503)	$471,172
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(449)	—	—	(449)
$0.07 per share Common Stock	—	—	—	(1,760)	—	—	(1,760)
Purchase of treasury stock	—	—	—	—	—	(301)	(301)
Reissuance of treasury stock	—	—	(3)	—	—	23	20
Issuance of non-vested stock	452	—	(515)	—	—	63	—
Shared-based compensation	—	—	2,514	—	—	—	2,514
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—
Comprehensive loss	—	—	—	(11,866)	(12)	—	(11,878)
BALANCES AT MARCH 28, 2024	25,237	6,985	162,638	267,524	(1,348)	(1,718)	459,318
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.070 per share Common Stock	—	—	—	(1,763)	—	—	(1,763)
Reissuance of treasury stock	—	—	(7)	—	—	23	16
Issuance of non-vested stock	—	—	(326)	—	—	326	—
Shared-based compensation	—	—	2,418	—	—	—	2,418
Convertible senior note repurchase	—	—	(2,788)	—	—	—	(2,788)
Capped call unwind	—	—	12,904	—	—	—	12,904
Comprehensive loss	—	—	—	(20,221)	(11)	—	(20,232)
BALANCES AT JUNE 27, 2024	$25,237	$6,985	$174,839	$245,093	$(1,359)	$(1,369)	$449,426
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	June 30, 2025	December 26, 2024

Net unrecognized actuarial loss for pension obligation	$(189)	$(181)
	$(189)	$(181)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 30, 2025 and December 26, 2024, the Company’s $0 and $8,142, respectively, of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At June 30, 2025 and December 26, 2024, the Company had $0 and $19,002, respectively, of investments in money market funds which were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of June 30, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of June 30, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $160,000 of senior notes, valued using Level 2 pricing inputs, is approximately $164,119 at June 30, 2025, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 27, 2024	June 30, 2025	June 27, 2024

Service cost	$50	$62	$100	$124
Interest cost	463	445	927	889
Net amortization of prior service cost and actuarial loss	(5)	(16)	(11)	(32)
Net periodic pension cost	$508	$491	$1,016	$981
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of operations.
Revenue Recognition – The disaggregation of revenues by business segment for the three and six months ended June 30, 2025 is as follows:

	Three Months Ended June 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$62,348	$—	$—	$62,348
Rooms	—	29,632	—	29,632
Theatre concessions	57,611	—	—	57,611
Food and beverage	—	21,291	—	21,291
Other revenues(1)	11,045	13,634	111	24,790
Revenue before cost reimbursements	131,004	64,557	111	195,672
Cost reimbursements	646	9,725	—	10,371
Total revenues	$131,650	$74,282	$111	$206,043

	Six Months Ended June 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$103,279	$—	$—	$103,279
Rooms	—	48,907	—	48,907
Theatre concessions	95,611	—	—	95,611
Food and beverage	—	39,120	—	39,120
Other revenues(1)	18,636	28,830	198	47,664
Revenue before cost reimbursements	217,526	116,857	198	334,581
Cost reimbursements	1,481	18,747	—	20,228
Total revenues	$219,007	$135,604	$198	$354,809
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the three and six months ended June 27, 2024 is as follows:

	Three Months Ended June 27, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$48,580	$—	$—	$48,580
Rooms	—	30,496	—	30,496
Theatre concessions	44,417	—	—	44,417
Food and beverage	—	19,272	—	19,272
Other revenues(1)	8,455	13,996	83	22,534
Revenue before cost reimbursements	101,452	63,764	83	165,299
Cost reimbursements	—	10,733	—	10,733
Total revenues	$101,452	$74,497	$83	$176,032

	Six Months Ended June 27, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$89,176	$—	$—	$89,176
Rooms	—	48,709	—	48,709
Theatre concessions	79,112	—	—	79,112
Food and beverage	—	35,435	—	35,435
Other revenues(1)	14,434	27,639	163	42,236
Revenue before cost reimbursements	182,722	111,783	163	294,668
Cost reimbursements	—	19,911	—	19,911
Total revenues	$182,722	$131,694	$163	$314,579
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $37,451 and $36,353 as of June 30, 2025 and December 26, 2024, respectively. The Company had no contract assets as of June 30, 2025 and December 26, 2024. During the six months ended June 30, 2025, the Company recognized revenue of $12,448 that was included in deferred revenues as of December 26, 2024. During the six months ended June 27, 2024, the Company recognized revenue of $12,789 that was included in deferred revenues as of December 28, 2023. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of June 30, 2025, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,786 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of June 30, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $13,081 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of June 30, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,453 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
Recent Accounting Pronouncements - In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures (ASU No. 2023-09). ASU No. 2023-09 requires on an annual basis specific category disclosures in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold within the rate reconciliation, and additional disclosures related to income taxes paid. ASU No. 2023-09 is effective for the Company in fiscal 2025 and must be applied prospectively with retrospective application permitted. The Company is evaluating the impact that ASU No. 2023-09 will have on its consolidated financial statement disclosures.
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
2. Long-Term Debt
Long-term debt is summarized as follows:

	June 30, 2025	December 26, 2024

Senior notes	$160,000	$160,000
Revolving credit agreement	21,000	—
Other debt	—	392
Total debt	181,000	160,392
Debt issuance costs	(1,112)	(1,252)
Total debt, net of debt issuance costs	179,888	159,140
Less current maturities, net of issuance costs	9,772	10,133
Long-term debt	$170,116	$149,007
Credit Agreement
As of June 30, 2025, the Company has a Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At June 30, 2025, there were borrowings of $21,000 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), approximately 6.07% at June 30, 2025. Availability under the $225,000 revolving credit facility was $199,165 as of June 30, 2025 after taking into consideration outstanding letters of credit that reduce revolver availability.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share and per share data)

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
Note Purchase Agreements
At June 30, 2025, the Company’s $160,000 of senior notes consisted of two Note Purchase Agreements and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2025 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.02% to 7.02%. The weighted average fixed rate of the $160,000 senior notes was 5.94% as of June 30, 2025.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share and per share data)

Total lease cost consists of the following:

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 30, 2025	June 27, 2024	June 30, 2025	June 27, 2024

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$602	$554	$1,152	$1,169
Interest on lease liabilities	Interest expense	152	160	302	335
		$754	$714	$1,454	$1,504
Operating lease costs:
Operating lease costs	Rent expense	$5,759	$6,133	$11,528	$12,118
Variable lease cost	Rent expense	544	290	947	602
Short-term lease cost	Rent expense	51	73	96	123
		$6,354	$6,496	$12,571	$12,843
Additional information related to leases is as follows:

	Three Months Ended		Six Months Ended
Other Information	June 30, 2025	June 27, 2024	June 30, 2025	June 27, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$683	$613	$1,323	$1,214
Operating cash flows from finance leases	152	160	302	335
Operating cash flows from operating leases	6,359	6,527	12,804	12,809

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	632	115	757	115
Operating lease liabilities	—	2,112	1,261	2,112

	June 30, 2025	December 26, 2024

Finance leases:
Property and equipment – gross	$30,407	$29,061
Accumulated depreciation and amortization	(20,189)	(19,078)
Property and equipment - net	$10,218	$9,983

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2025	December 26, 2024
Weighted-average remaining lease terms:
Finance leases	6 years	6 years
Operating leases	11 years	11 years

Weighted-average discount rates:
Finance leases	4.75%	4.69%
Operating leases	4.81%	4.79%
Deferred rent payments of approximately $506 for the Company’s operating leases have been included in the total operating lease obligations as of June 30, 2025, of which approximately $56 is included in long-term operating lease obligations.
4. Share-Based Compensation
During the six months ended June 30, 2025, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates. A summary of the Company’s stock option, restricted stock, RSU and PSU activity follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands).

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 26, 2024	2,884	$23.22	714	$15.49	139	$14.84
Granted	—	—	166	21.86	101	21.86
Exercised (1)	(1)	14.74	—	—	—	—
Vested (2)	—	—	(74)	16.89	—	—
Forfeited	(25)	21.96	(2)	16.25	(2)	16.25
June 30, 2025	2,858	$23.24	804	$16.68	238	$17.80
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $1,441 and $4,986, respectively, during the three and six months ended June 30, 2025, and $2,418 and $4,932, respectively, during the three and six months ended June 27, 2024. As of June 30, 2025, total unrecognized share-based compensation expense related to stock options was $1,028, which will be amortized to expense over the weighted-average remaining life of 1.5 years. As of June 30, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $8,003, which will be amortized over the weighted-average remaining service period of 2.3 years.
Shareholders of The Marcus Corporation approved the adoption of the Marcus Corporation Omnibus Incentive Plan effective May 7, 2025 and authorized 2,000,000 shares available for issuance under the plan. At June 30, 2025, there were 1,848,086 shares available for grants of various equity awards under the plan.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share and per share data)

5. Income Taxes
The Company’s effective income tax rate for the three and six months ended June 30, 2025 was 27.3% and 32.7%, respectively, and was (39.4)% and 4.9% for the three and six months ended June 27, 2024, respectively. The fiscal 2024 first half effective income tax rate was negatively impacted by a nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1,085 reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions and excess compensation subject to deduction limitations.
On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law, introducing significant U.S. tax changes. Key provisions that may impact the Company are bonus depreciation and interest deductibility. The Company is currently evaluating the Act’s potential impact on is Consolidated Financial Statements and will update its assessment as further guidance becomes available.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share and per share data)

Following is a summary of business segment information for the three and six months ended June 30, 2025 and June 27, 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 27, 2024
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$131,650	$74,282	$205,932	$101,452	$74,497	$175,949
Less: Costs and expenses
Theatre operations	64,172	—	64,172	52,118	—	52,118
Rooms	—	11,086	11,086	—	11,164	11,164
Theatre concessions	23,337	—	23,337	18,515	—	18,515
Food and beverage	—	15,656	15,656	—	15,080	15,080
Advertising and marketing	1,794	4,804	6,598	1,533	4,939	6,472
Administrative	5,852	10,817	16,669	5,521	10,715	16,236
Depreciation and amortization	10,455	6,746	17,201	11,520	5,048	16,568
Rent	5,783	467	6,250	5,872	489	6,361
Property taxes	2,847	1,453	4,300	2,346	1,325	3,671
Impairment charges	—	—	—	472	—	472
Reimbursed costs	647	9,724	10,371	—	10,733	10,733
Other segment items (1)	1,063	9,335	10,398	774	8,887	9,661
Total costs and expenses	115,950	70,088	186,038	98,671	68,380	167,051

Operating income	$15,700	$4,194	$19,894	$2,781	$6,117	$8,898

Investment income			409			173
Interest expense			(2,981)			(2,564)
Other income (expense), net			(443)			(390)
Debt conversion expense			—			(13,908)
Equity earnings (losses) from unconsolidated joint ventures, net			75			(50)
Corporate items (2)			(6,887)			(6,661)
Net earnings (loss) before income taxes			$10,067			$(14,502)

	Three Months Ended June 30, 2025				Three Months Ended June 27, 2024
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$187	$274	$980	$1,441	$164	$259	$1,995	$2,418
Capital expenditures	6,065	10,718	127	16,910	3,654	14,657	1,532	19,843
Assets	627,857	333,075	55,375	1,016,307	669,103	309,874	73,121	1,052,098

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
(in thousands, except share and per share data)

	Six Months Ended June 30, 2025			Six Months Ended June 27, 2024
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$219,007	$135,604	$354,611	$182,722	$131,694	$314,416
Less: Costs and expenses
Theatre operations	113,842	—	113,842	97,103	—	97,103
Rooms	—	20,992	20,992	—	20,575	20,575
Theatre concessions	40,788	—	40,788	33,401	—	33,401
Food and beverage	—	30,285	30,285	—	28,943	28,943
Advertising and marketing	2,938	8,868	11,806	2,614	9,114	11,728
Administrative	11,777	22,079	33,856	11,391	20,706	32,097
Depreciation and amortization	21,161	13,482	34,643	22,553	9,912	32,465
Rent	11,435	928	12,363	11,651	956	12,607
Property taxes	5,738	2,924	8,662	4,782	2,782	7,564
Impairment charges	—	—	—	472	—	472
Reimbursed costs	1,481	18,747	20,228	—	19,911	19,911
Other segment items (1)	428	19,149	19,577	1,713	17,840	19,553
Total costs and expenses	209,588	137,454	347,042	185,680	130,739	316,419

Operating income (loss)	$9,419	$(1,850)	$7,569	$(2,958)	$955	$(2,003)

Investment income			483			865
Interest expense			(5,803)			(5,098)
Other income (expense), net			(887)			(731)
Debt conversion expense			—			(13,908)
Equity losses from unconsolidated joint ventures, net			(495)			(437)
Corporate items (2)			(14,974)			(12,425)
Net loss before income taxes			$(14,107)			$(33,737)

	Six Months Ended June 30, 2025				Six Months Ended June 27, 2024
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$683	$596	$3,707	$4,986	$604	$541	$3,787	$4,932
Capital expenditures	10,424	26,621	2,870	39,915	6,481	27,002	1,800	35,283
Assets	627,857	333,075	55,375	1,016,307	669,103	309,874	73,121	1,052,098
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

The second quarter of fiscal 2025 consisted of the three month period beginning on April 1, 2025 and ended on June 30, 2025 and included the same number of operating days compared to the prior year quarter. The second quarter of fiscal 2024 consisted of the three month period beginning March 29, 2024 and ended on June 27, 2024. The first half of fiscal 2025 consisted of the six month period beginning on December 27, 2024 and ended on June 30, 2025 and included four additional operating days compared to the prior year period. The first half of fiscal 2024 consisted of the six month period beginning on December 29, 2023 and ended on June 27, 2024.
Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the second quarter and first half of fiscal 2025 and fiscal 2024 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Revenues	$206.0	$176.0	$30.0	17.0%	$354.8	$314.6	$40.2	12.8%
Operating income (loss)	13.0	2.2	10.8	481.4%	(7.4)	(14.4)	7.0	48.7%
Other income (expense)	(2.9)	(16.7)	13.8	82.4%	(6.7)	(19.3)	12.6	65.3%
Net earnings (loss)	$7.3	$(20.2)	$27.5	136.2%	$(9.5)	$(32.1)	$22.6	70.4%
Net earnings (loss) per common share - diluted	$0.23	$(0.64)	$0.87	135.9%	$(0.31)	$(1.03)	$0.72	69.9%
Revenues increased and operating income (loss), net earnings (loss), and net earnings (loss) per diluted common share improved during the second quarter and first half of fiscal 2025 compared to the second quarter and first half of fiscal 2024 primarily due to increased revenues from our theatre division. Hotels and resorts division revenues during the second quarter of fiscal 2025 remained consistent with the second quarter of fiscal 2024, and increased during the first half of fiscal 2025 compared to the first half of fiscal 2024. Revenues in the first half of fiscal 2025 were favorably impacted by four additional operating days compared to the first half of fiscal 2024, which included two additional days during the week between the Christmas and New Year’s holidays and two additional days at the end of March 2025. The four additional operating days (which occurred during the fiscal 2025 first quarter) favorably impacted revenues by approximately $9.2 million.
Operating income during the second quarter of fiscal 2025 increased $10.8 million primarily due to increased revenues in our Theatre division, and was unfavorably impacted by increased corporate expenses and an increase in depreciation expense of $0.9 million compared to the second quarter of fiscal 2024. Operating loss during the first half of fiscal 2025 improved $7.0 million compared to the first half of fiscal 2024 due to increased revenues in both divisions, and was negatively impacted by increased corporate expenses and increased depreciation expense of $2.7 million over the prior year period.
Corporate expenses during the second quarter of fiscal 2025 increased $0.2 million compared to the second quarter of fiscal 2024 due to increases in depreciation expense, long-term incentive compensation expenses, professional fees, and personnel and benefits cost inflation, partially offset by a favorable $1.0 million decrease in non-cash stock compensation expense. Corporate expenses during the first half of fiscal 2025 increased $2.5 million compared to the first half of fiscal 2024 due to increases in depreciation, long-term incentive compensation expenses, professional fees related to tax, audit and legal services, and personnel and benefits cost inflation.
In addition, operating income during the second quarter of fiscal 2025 was negatively impacted by a $0.2 million loss on disposition of property, equipment and other assets compared to an immaterial gain on disposition of property, equipment and other assets during the second quarter of fiscal 2024. Operating loss during the first half of fiscal 2025 was favorably impacted by a $1.2 million gain on disposition of property, equipment and other assets due largely to the sale of surplus land, compared to an immaterial gain during the first half of fiscal 2024.

Other income (expense) and net earnings (loss) during the second quarter and first half of fiscal 2025 were impacted by an increase in interest expense, fluctuations in investment income, and a decrease in debt conversion expense compared with the second quarter and first half of fiscal 2024.
Our interest expense totaled $3.0 million and $5.8 million for the second quarter and first half of fiscal 2025, respectively, compared to $2.6 million and $5.1 million for the second quarter and first half of fiscal 2024, respectively. The increase in interest expense during the second quarter and first half of fiscal 2025 was primarily due to increased borrowings and higher interest rates, partially offset by a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We recognized investment income of $0.4 million and $0.5 million during the second quarter and first half of fiscal 2025, respectively, compared to $0.2 million and $0.9 million during the second quarter and first half of fiscal 2024, respectively. Variations in investment income were due to changes in the value of marketable securities.
Other income (expense) and net earnings (loss) during the second quarter and first half of fiscal 2024 were negatively impacted by debt conversion expense of $13.9 million in connection with the $86.4 million aggregate principal amount of Convertible Notes Repurchases. See “2024 Convertible Senior Notes Repurchases” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Net earnings (loss) and net earnings (loss) per diluted common share improved during the second quarter and first half of fiscal 2025 compared to the second quarter and first half of fiscal 2024 resulting from an improvement in operating income (loss), and a decrease in other expense, which was negatively impacted by debt conversion expense of $13.9 million during the prior year comparable periods.
We reported income tax expense of $2.7 million for the second quarter of fiscal 2025 compared to expense of $5.7 million during the second quarter of fiscal 2024. We reported income tax benefit of $4.6 million for the first half of fiscal 2025 compared to benefit of $1.7 million for the first half of fiscal 2024. Our fiscal 2025 first half effective income tax rate was 32.7% and was negatively impacted by excess compensation subject to deduction limitations. Our fiscal 2024 first half effective income tax rate was 4.9%, and was negatively impacted by nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1.1 million reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions (combined negative impact of 7.5 percentage points) and excess compensation subject to deduction limitations. We anticipate that our effective income tax rate for fiscal 2025 may be in the 28% to 32% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2025 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating income (loss) and operating margin for our theatre division for the second quarter and first half of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Revenues	$131.7	$101.5	$30.2	29.8%	$219.0	$182.7	$36.3	19.9%
Operating income (loss)	15.7	2.8	12.9	464.5%	9.4	(3.0)	12.4	418.4%
Operating margin (% of revenues)	11.9%	2.7%			4.3%	(1.6)%
Our theatre division revenues and operating income (loss) improved with stronger performances from films resulting in increased attendance during the second quarter and first half of fiscal 2025, compared to the second quarter and first half of fiscal 2024. The quality and quantity of films released in second quarter and first half of fiscal 2025 improved compared to the second quarter and first half of fiscal 2024, which was negatively impacted by the content and supply chain disruption following the WGA and SAG-AFTRA labor strikes in 2023, resulting in a weaker slate of films in the first half of fiscal 2024. While the second quarters of fiscal 2025 and 2024 included a comparable number of operating days, the first half of fiscal 2025 benefited from four additional operating days compared to the first half of fiscal 2024 (which occurred during the fiscal 2025 first quarter).
The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Admission revenues	$62.3	$48.6	$13.8	28.3%	$103.3	$89.2	$14.1	15.8%
Concession revenues	57.6	44.4	13.2	29.7%	95.6	79.1	16.5	20.9%
Other revenues	11.0	8.5	2.6	30.6%	18.6	14.4	4.2	29.1%
Total revenues before cost reimbursements	131.0	101.5	29.6	29.1%	217.5	182.7	34.8	19.0%
Cost reimbursements	0.6	—	0.6	n/m	1.5	—	1.5	n/m
Total revenues	131.7	101.5	30.2	29.8%	219.0	182.7	36.3	19.9%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2025 second quarter and first half results, U.S. box office receipts increased 36.5% and 21.4% during our fiscal 2025 second quarter and first half, respectively, compared to our fiscal 2024 second quarter and first half, indicating that our increase in admission revenues for comparable theatres (excluding theatres closed during the past year) of 29.3% and 16.6% during the second quarter and first half of fiscal 2025 underperformed the industry by 7.2 and 4.8 percentage points, respectively. We believe our under performance in the second quarter and first half of fiscal 2025 was largely attributable to strategic pricing decisions made during the release of blockbuster films (we did not raise prices on most blockbuster films, unlike many national exhibitors) and our value promotions, resulting in lower average ticket price growth compared to other exhibitors. We believe our pricing strategies promote the affordability of moviegoing for customers at a variety of price points and will benefit our long-term theatre attendance. We believe our underperformance was also the result of an unfavorable film mix, with certain titles that were more appealing to audiences in other parts of the U.S. than in our Midwestern markets.
Additional data received and compiled by us from Comscore indicates our admission revenues at comparable theatres during the second quarter and first half of fiscal 2025 represented approximately 2.8% and 2.9%, respectively, of the total admission revenues in the U.S. (commonly referred to as market share in our industry), compared to 3.0% during the both the second quarter and first half of fiscal 2024. Our goal is to outperform the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, pricing strategies, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres increased 26.7% during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024, which was attributable to a stronger film slate, higher box office performance from the top films, and an increase in the number of films released during second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. During the second quarter of fiscal 2025, there were 32 wide-release films (films shown in over approximately 1,500 theatres in the U.S.) compared to 28 wide-release films during the second quarter of fiscal 2024. On a calendar quarter basis (April 1 through June 30), total theatre attendance for our comparable theatres increased 26.2% during the second quarter of 2025 compared to the second quarter of 2024.
Total theatre attendance for our comparable theatres increased 17.8% during the first half of fiscal 2025 compared to the first half of fiscal 2024, resulting primarily from the stronger film slate in second quarter of fiscal 2025. In addition, our total theatre attendance during the first half of fiscal 2025 benefited from an increased number of operating days during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to the transition of our fiscal quarter as described above. On a calendar quarter basis (January 1 through June 30), total theatre attendance for our comparable theatres increased 10.8% during first half of fiscal 2025 compared to the first half of fiscal 2024.
Our highest grossing films during the fiscal 2025 second quarter included A Minecraft Movie, Lilo & Stitch, Sinners, How to Train Your Dragon, and Thunderbolts*. Our top five films during our fiscal 2025 second quarter accounted for 59% of our total box office results, compared to 56% for the top five films during the second quarter of fiscal 2024, both expressed as a percentage of the total admission revenues for the relevant period. An increased concentration of blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a more concentrated film slate, our overall film cost as a percentage of admission revenues increased during the second quarter of fiscal 2025 compared to the same period in the prior fiscal year.
Our average ticket price increased 2.0% during the second quarter of fiscal 2025, compared to the second quarter of fiscal 2024. Our average ticket price during the second quarter of fiscal 2025 was favorably impacted by an increased percentage of ticket sales coming from premium large format (PLF) screens and a decrease in the percentage of attendance coming from Value Tuesday, partially offset by an unfavorable ticket mix with an increase in child attendance resulting from an increased number of family films during the quarter. Additionally, the average ticket price was negatively impacted by promotional pricing, including $7 Everyday Matinee for seniors and children that was introduced during the second quarter fiscal 2024. The overall change in average ticket price favorably impacted our admission revenues of our comparable theatres by $1.2 million during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.
Our average ticket price decreased 1.1% during the first half of fiscal 2025, compared to the first half of fiscal 2024, resulting from the unfavorable impact of the $7 Everyday Matinee promotional offering for seniors and children and an unfavorable ticket mix with an increase in child attendance resulting from an increased number of family films, partially offset by the favorable impact of an increased percentage of ticket sales coming from premium large format (PLF) screens. The overall change in average ticket price unfavorably impacted our admission revenues of our comparable theatres by $1.1 million during the first half of fiscal 2025 compared to the first half of fiscal 2024.
Our average concession revenues per person increased by 3.1% and 3.4% during the second quarter and first half of fiscal 2025, respectively, compared to the second quarter and first half of fiscal 2024, resulting from an increase in movie merchandise sales and menu price increases. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $1.9 million and $3.2 million during the second quarter and first half of fiscal 2025, respectively, compared to the second quarter and first half of fiscal 2024.
Other revenues during the second quarter and first half of fiscal 2025 increased by $2.6 million and $4.2 million, respectively, compared to the second quarter and first half of fiscal 2024, due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue. Late during the first quarter of fiscal 2024, we made changes to the criteria for waiving internet surcharge ticket fees for our MMR members, resulting in an increase in ticketing fees per person during most of the first quarter of fiscal 2025.
We ended the second quarter of fiscal 2025 with a total of 971 company-owned screens in 77 theatres and 14 managed screens at one theatre, compared to 981 company-owned screens in 78 theatres at the end of the second quarter of fiscal 2024. We made decisions to close underperforming theatres during fiscal 2024 and fiscal 2025, including one leased theatre in the second quarter of fiscal 2024, and one leased Movie Tavern theatre in the first quarter of fiscal 2025. During the third quarter of fiscal 2024, we added one theatre that we manage for the owner of a lifestyle shopping center.
Hotels and Resorts
The following table sets forth revenues, operating income (loss) and operating margin for our hotels and resorts division for the second quarter and first half of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage and operating margin):

	Second Quarter				First Half
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Revenues	$74.3	$74.5	$(0.2)	(0.3)%	$135.6	$131.7	$3.9	3.0%
Operating income (loss)	4.2	6.1	(1.9)	(31.4)%	(1.9)	1.0	(2.8)	(293.7)%
Operating margin (% of revenues)	5.6%	8.2%			(1.4)%	0.7%
Hotels and resorts division revenues decreased 0.3% during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. Division operating income during the second quarter of fiscal 2025 decreased $1.9 million compared to the second quarter of fiscal 2024, and was negatively impacted by an increase in depreciation expense of $1.7 million due to hotel renovations completed during fiscal 2024 as well as higher repair costs following a water damage event at one hotel. During the first half of fiscal 2025, hotels and resorts division revenues increased 3.0% and benefited from four additional operating days compared to the first half of fiscal 2024 (which occurred during the first quarter of fiscal 2025). Operating income (loss) declined $2.8 million during the first half of fiscal 2025, compared to the first half of fiscal 2024, due to a $3.6 million increase in depreciation expense partially offset by the favorable impact of the increase in revenues.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Room revenues	$29.6	$30.5	$(0.9)	(2.8)%	$48.9	$48.7	$0.2	0.4%
Food/beverage revenues	21.3	19.3	2.0	10.5%	39.1	35.4	3.7	10.4%
Other revenues	13.6	14.0	(0.4)	(2.6)%	28.8	27.6	1.2	4.3%
Total revenues before cost reimbursements	64.6	63.8	0.8	1.2%	116.9	111.8	5.1	4.5%
Cost reimbursements	9.7	10.7	(1.0)	(9.4)%	18.7	19.9	(1.2)	(5.8)%
Total revenues	$74.3	$74.5	$(0.2)	(0.3)%	$135.6	$131.7	$3.9	3.0%
Division total revenues before cost reimbursements increased 1.2% during the second quarter of fiscal 2025, compared to the second quarter of fiscal 2024, due largely to increased group demand contributing to growth in food and beverage revenues, partially offset by a decrease in rooms revenue which was negatively impacted by rooms out of service due to the renovation of the Hilton Milwaukee, as well as lower transient demand at some properties. Division total revenues before cost reimbursements increased 4.5% during the first half of fiscal 2025, compared to the first half of fiscal 2024, resulting primarily from an additional four operating days, growth in food and beverage revenues, as well as an increase in other revenues driven primarily by a group buyout of one condo hotel property during a portion of the first quarter, partially offset by the negative impact of the Hilton Milwaukee renovation.
The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2025 and fiscal 2024, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Occupancy pct.	67.3%	72.7%	(5.4) pts	(7.4)%	58.6%	63.2%	(4.6) pts	(7.3)%
ADR	$196.35	$187.03	$9.32	5.0%	$181.34	$171.36	$9.98	5.8%
RevPAR	$132.07	$136.03	$(3.96)	(2.9)%	$106.22	$108.30	$(2.08)	(1.9)%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at four of our seven comparable company-owned properties during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024, driven primarily by increased average daily rates. Group business grew as a percentage of our mix of business, representing approximately 47.1% of our total rooms revenue in the second quarter of fiscal 2025, compared to approximately 44.6% during the second quarter of fiscal 2024. Non-group pricing increased in some of our major markets during the second quarter of fiscal 2025, primarily due to increased rate compression at our other Milwaukee market hotels as a result of the renovation at the Hilton Milwaukee.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2025 second quarter and first half results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced flat RevPAR during our fiscal 2025 second quarter compared to our fiscal 2024 second quarter, leading us to believe we underperformed the industry during the fiscal 2025 second quarter by approximately 2.9 percentage points. During the first half of fiscal 2025, comparable “upper upscale” hotels experienced RevPAR growth of 1.3%, compared to the first half of fiscal 2024, leading us to believe we underperformed the industry during the first half of fiscal

2025 by approximately 3.2 percentage points. We believe our underperformance during the second quarter and first half of fiscal 2025 resulted primarily from the unfavorable impact of the Hilton Milwaukee renovation and group displacement as a result of the reduced capacity. We estimate that the Hilton Milwaukee renovation negatively impacted our RevPAR growth by approximately 3.7 and 3.6 percentage points during the fiscal 2025 second quarter and first half, respectively.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 2.9% during our fiscal 2025 second quarter, again compared to our fiscal 2024 second quarter. Therefore, we underperformed our competitive sets during the second quarter of fiscal 2025 by approximately 5.8 percentage points. During the first half of fiscal 2025, hotels in our competitive sets experienced RevPAR growth of 3.6%, indicating that we underperformed our competitive set hotels by 5.5 percentage points. We believe the underperformance to our competitive sets during the second quarter and first half of fiscal 2025 resulted primarily from group displacement at the Hilton Milwaukee while under renovation which we believe unfavorably impacted our RevPAR growth while favorably impacting competitive hotels RevPAR growth. After adjusting for the estimated impact of the Hilton Milwaukee renovation, we believe our hotels underperformed their competitive sets during the second quarter and first half of fiscal 2025 by approximately 1.3 and 1.0 percentage points, respectively. We believe this underperformance was driven largely by new hotel room supply within one of our markets.
We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. The U.S. economic outlook has moved into a period of heightened uncertainty. In the near term, we expect leisure travel demand to soften, and we expect our group business to remain stable. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily Midwestern markets.
As of the date of this report, our group room revenue bookings for the remainder of fiscal 2025 - commonly referred to in the hotels and resorts industry as “group pace” - is running in-line with where we were at the same time last year, and is running approximately 11% ahead of where we were at the same time last year excluding bookings related to the July 2024 Republican National Convention. Group room revenue bookings for fiscal 2026 is running nearly 20% ahead of where we were at the same time in fiscal 2024 for fiscal 2025. Banquet and catering revenue pace for fiscal 2025 is running approximately 15% ahead of where we were at the same time last year, and fiscal 2026 is running approximately 20% ahead of where we were at the same time in fiscal 2024 for fiscal 2025.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the second quarter and first halfof fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Theatres	$26.5	$15.1	$11.5	76.2%	$30.2	$21.2	$9.0	42.5%
Hotels and resorts	11.2	11.4	(0.2)	(1.8)%	12.2	11.4	0.8	7.2%
Corporate items	(5.5)	(4.5)	(1.0)	(21.4)%	(10.5)	(8.4)	(2.1)	(24.8)%
Total Adjusted EBITDA	$32.3	$22.0	$10.3	46.9%	$32.0	$24.3	$7.8	32.0%
Our theatre division Adjusted EBITDA increased during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 due to increased revenues and increased operating leverage with the higher volumes, partially offset by increases in film costs, advertising costs, facility maintenance and other expenses. Our hotels and resorts division Adjusted EBITDA decreased during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 and was negatively impacted by changes in revenue mix, with a decrease in higher margin rooms revenue offset by an increase in lower margin food and beverage revenue, as well as higher repair costs following a water damage event at one hotel and higher associate benefits costs. Adjusted EBITDA attributable to corporate items decreased during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 due primarily to increased long-term incentive compensation expenses as well as personnel and benefits cost inflation, partially offset by a decrease in professional fees related to legal services.
During the first half of fiscal 2025, theatre division Adjusted EBITDA increased compared to the first half of fiscal 2024, due to higher revenue resulting from increased attendance and four additional operating days in the fiscal 2025 first quarter, as described above, partially offset by increased film costs and labor expenses. Our hotels and resorts Adjusted EBITDA increased during the first half of fiscal 2025 compared to the first half of fiscal 2024 due to higher revenue resulting from additional operating days and an increase in group business, partially offset by increased associate benefits costs and repair costs. Adjusted EBITDA attributable to corporate items decreased during the first half of fiscal 2025 compared to the first half of fiscal 2024 due primarily to increased long-term incentive compensation expenses, professional fees related to tax, audit, and legal services, and personnel and benefits cost inflation.

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Second Quarter		First Half
	F2025	F2024	F2025	F2024
Net earnings (loss)	$7.3	$(20.2)	$(9.5)	$(32.1)
Add (deduct):
Investment (income) loss	(0.4)	(0.2)	(0.5)	(0.9)
Interest expense	3.0	2.6	5.8	5.1
Other (income) expense	0.4	0.4	0.9	0.7
Loss (gain) on disposition of property, equipment and other assets	0.2	—	(1.2)	—
Equity (earnings) losses from unconsolidated joint ventures	(0.1)	0.1	0.5	0.4
Income tax expense (benefit)	2.7	5.7	(4.6)	(1.7)
Depreciation and amortization	17.6	16.7	35.4	32.7
Share-based compensation expenses (1)	1.4	2.4	5.0	4.9
Impairment charges (2)	—	0.5	—	0.5
Theatre exit costs (3)	—	0.1	0.1	0.1
Insured losses (4)	—	—	—	0.4
Debt conversion expense (5)	—	13.9	—	13.9
Total Adjusted EBITDA	$32.3	$22.0	$32.0	$24.3
The following tables set forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Second Quarter, F2025				First Half, F2025
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$15.7	$4.2	$(6.9)	$13.0	$9.4	$(1.9)	$(15.0)	$(7.4)
Depreciation and amortization	10.5	6.7	0.4	17.6	21.2	13.5	0.8	35.4
Loss (gain) on disposition of property, equipment and other assets	0.2	—	—	0.2	(1.2)	—	—	(1.2)
Share-based compensation (1)	0.2	0.3	1.0	1.4	0.7	0.6	3.7	5.0
Theatre exit costs (3)	—	—	—	—	0.1	—	—	0.1
Total Adjusted EBITDA	$26.5	$11.2	$(5.5)	$32.3	$30.2	$12.2	$(10.5)	$32.0

	Second Quarter, F2024				First Half, F2024
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$2.8	$6.1	$(6.7)	$2.2	$(3.0)	$1.0	$(12.4)	$(14.4)
Depreciation and amortization	11.5	5.0	0.1	16.7	22.6	9.9	0.2	32.7
Share-based compensation (1)	0.2	0.3	2.0	2.4	0.6	0.5	3.8	4.9
Impairment charges (2)	0.5	—	—	0.5	0.5	—	—	0.5
Theatre exit costs (3)	0.1	—	—	0.1	0.1	—	—	0.1
Insured losses (4)	—	—	—	—	0.4	—	—	0.4
Total Adjusted EBITDA	$15.1	$11.4	$(4.5)	$22.0	$21.2	$11.4	$(8.4)	$24.3
(1)Non-cash expense related to share-based compensation programs.
(2)Non-cash impairment charges related to one permanently closed theatre location in the second quarter of fiscal 2024.
(3)Reflects non-recurring costs related to the closure and exit of one theatre location in the first quarter of fiscal 2025 and one theatre location in the second quarter of fiscal 2024.
(4)Repair costs related to insured property damage at one theatre location that are non-operating in nature.

(5)Debt conversion expense resulting from repurchases of $86.4 million aggregate principal amount of Convertible Notes. See Convertible Senior Notes Repurchases in the “Liquidity and Capital Resources” section of this MD&A for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our movie theatre and hotels and resorts businesses each generate significant and consistent daily amounts of cash, subject to previously-noted seasonality, because each segment’s revenue is derived predominantly from consumer cash purchases. We believe that these relatively consistent and predictable cash sources, as well as the availability of unused credit lines, would be adequate to support the ongoing operational liquidity needs of our businesses. However, our cash position may fluctuate from time-to-time based on seasonality of our businesses, the timing of interest payments on our debt as well as timing of payment of other operating expenses that are paid on an infrequent basis.
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 90-year history and our financial position remains strong. As of June 30, 2025, we had a cash balance of approximately $14.9 million, $199.2 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.29, and our net leverage ratio was 1.61x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	June 30, 2025	December 26, 2024
Long-term debt (GAAP measure) (1)	$179.9	$159.1
Finance lease obligations (GAAP measure) (2)	12.4	13.0
Less: Cash and cash equivalents	(14.9)	(40.8)
Net Debt	$177.3	$131.3

Net Debt	$177.3	$131.3
LTM Adjusted EBITDA (3)	110.2	102.4
Net Leverage (Net Debt to Adjusted EBITDA)	1.61x	1.28x

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
Financial Condition
Net cash used in operating activities totaled $3.7 million during the first half of fiscal 2025, compared to net cash provided by operating activities of $20.9 million during the first half of fiscal 2024. The $24.6 million increase in net cash used in operating activities was primarily due to a $19.4 million unfavorable impact from the seasonal timing of payments of accounts payable, a $7.5 million increase in prepaid and other assets, a $4.8 million unfavorable impact from timing of accrued compensation payments and a $13.9 million non-cash debt conversion expense in the prior year that did not recur, partially offset by a $22.6 million increase in net earnings and increases in non-cash depreciation and amortization.

Net cash used in investing activities during the first half of fiscal 2025 totaled $31.5 million, compared to net cash used in investing activities of $40.6 million during the first half of fiscal 2024. The decrease in net cash used in investing activities of $9.1 million was the result of a decrease in net contributions to hotel joint ventures in the prior year period that did not recur and $8.2 million in proceeds from the sale of trading securities during the first half of fiscal 2025 compared to $1.1 million in purchases of trading securities in the first half of fiscal 2024, partially offset by an increase of $4.6 million in capital expenditures. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $39.9 million during the first half of fiscal 2025 compared to $35.3 million during the first half of fiscal 2024. In fiscal 2024, we contributed $5.6 million for the purchase of joint venture interests in The Lofton Hotel, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors.
Fiscal 2025 first half cash capital expenditures included approximately $10.4 million incurred in our theatre division, primarily related to normal maintenance capital projects. We incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2025 of approximately $26.6 million, including costs related to guest room renovations at Hilton Milwaukee and normal maintenance capital projects. We incurred corporate capital expenditures during the first half of fiscal 2025 of approximately $2.9 million, which includes $1.2 million for the purchase of land acquired in a 1031 tax-deferred exchange for future development, and the final costs related to office construction for the relocation of our corporate and divisional headquarters that occurred during fiscal 2024.
Net cash provided by financing activities during the first half of fiscal 2025 totaled $7.4 million compared to net cash used in financing activities of $2.3 million during the first half of fiscal 2024. During the first half of fiscal 2025, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $105.0 million of new short-term revolving credit facility borrowings, and we made $84.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2025 (net $21.0 million increase in borrowings on our credit facility). We ended the second quarter of fiscal 2025 with $21.0 million of outstanding borrowings under our revolving credit facility. During the first half of fiscal 2024, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $81.0 million of new short-term revolving credit facility borrowings, and we made $36.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2024 (net $45.0 million increase in borrowings on our credit facility).
Principal payments on long-term debt were approximately $0.4 million during the first half of fiscal 2025 compared to payments of $0.7 million during the first half of fiscal 2024.
During the first half of fiscal 2024 we paid $46.5 million in cash for the Convertible Notes Repurchases (as defined below) and related transaction costs. We received $5.8 million in cash from the proportionate unwind of the Capped Call Transactions in connection with the Convertible Notes Repurchases during the first half of fiscal 2024. See “2024 Convertible Senior Notes Repurchases” for further discussion below.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.29 at June 30, 2025, compared to 0.26 at December 26, 2024.
During the first half of fiscal 2025, we repurchased 0.4 million shares of our common stock for $7.1 million in the open market, compared to no share repurchases of our common stock in the open market during the first half of fiscal 2024. As of June 30, 2025, approximately 1.3 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first half of fiscal 2025 were $4.3 million. Dividends paid during the first half of fiscal 2024 were $4.4 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
2024 Convertible Senior Notes Repurchases
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$—	—	1,262,090
May 1 - May 31	—	—	—	1,262,090
June 1 - June 30	—	—	—	1,262,090
Total	—	$—	—	1,262,090
(1)Through June 30, 2025, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 30, 2025, we had repurchased approximately 10.4 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

10.1	The Marcus Corporation 2025 Omnibus Incentive Plan [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated May 12, 2025].

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101.INS	The instance document does not appear in the interactive data file because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MARCUS CORPORATION

DATE: August 1, 2025	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: August 1, 2025	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1