Form 10-Q
period 2025-09-30
MARCUS CORP
filed 2025-10-31
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
COMMON STOCK OUTSTANDING AT OCTOBER 28, 2025 – 23,729,171
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 28, 2025 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 26, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,388	$40,841
Restricted cash	3,093	3,738
Accounts receivable, net of reserves of $257 and $141, respectively	21,714	21,457
Assets held for sale	—	1,199
Other current assets	18,523	24,915
Total current assets	50,718	92,150

Property and equipment:
Land and improvements	143,389	129,991
Buildings and improvements	747,822	736,408
Leasehold improvements	165,935	166,149
Furniture, fixtures and equipment	444,743	424,807
Finance lease right-of-use assets	30,585	29,061
Construction in progress	12,045	15,590
Total property and equipment	1,544,519	1,502,006
Less accumulated depreciation and amortization	845,546	816,272
Net property and equipment	698,973	685,734

Operating lease right-of-use assets	149,194	159,194

Other assets:
Investments in joint ventures	4,660	5,166
Goodwill	74,996	74,996
Deferred incomes taxes	3,852	3,956
Other	21,905	23,332
Total other assets	105,413	107,450
TOTAL ASSETS	$1,004,298	$1,044,528
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 26, 2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,145	$50,690
Income taxes	115	—
Taxes other than income taxes	18,818	18,696
Accrued compensation	20,854	24,976
Other accrued liabilities	51,248	53,830
Current portion of finance lease obligations	2,850	2,591
Current portion of operating lease obligations	16,176	15,765
Current maturities of long-term debt	—	10,133
Total current liabilities	144,206	176,681

Finance lease obligations	8,969	10,360

Operating lease obligations	152,620	164,776

Long-term debt	161,953	149,007

Deferred income taxes	35,531	32,619

Other long-term obligations	46,677	46,219

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,369,054 shares at September 30, 2025 and 25,237,374 shares at December 26, 2024	25,369	25,237
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at September 30, 2025 and 6,984,584 shares at December 26, 2024	6,985	6,985
Capital in excess of par	182,825	177,172
Retained earnings	265,006	265,028
Accumulated other comprehensive loss	(194)	(181)
	479,991	474,241
Less cost of Common Stock in treasury (1,640,081 shares at September 30, 2025 and 604,914 shares at December 26, 2024)	(25,649)	(9,375)
Total shareholders’ equity	454,342	464,866

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,004,298	$1,044,528
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 26, 2024	September 30, 2025	September 26, 2024
Revenues:
Theatre admissions	$57,714	$68,980	$160,993	$158,156
Rooms	39,875	40,019	88,782	88,728
Theatre concessions	51,244	62,118	146,855	141,230
Food and beverage	24,137	22,283	63,257	57,718
Other revenues	26,546	28,876	74,210	71,112
	199,516	222,276	534,097	516,944
Cost reimbursements	10,635	10,392	30,863	30,303
Total revenues	210,151	232,668	564,960	547,247

Costs and expenses:
Theatre operations	59,327	68,460	173,169	165,563
Rooms	12,102	12,300	33,094	32,875
Theatre concessions	20,962	24,062	61,750	57,463
Food and beverage	17,280	16,084	47,565	45,027
Advertising and marketing	7,177	6,645	19,065	18,448
Administrative	22,913	23,202	70,601	67,234
Depreciation and amortization	16,835	17,274	52,276	49,988
Rent	6,304	6,631	18,875	19,474
Property taxes	3,888	4,442	12,625	12,061
Other operating expenses	10,069	10,279	31,007	29,890
(Gain) loss on disposition of property, equipment and other assets	(72)	115	(1,256)	95
Impairment charges	—	—	—	472
Reimbursed costs	10,635	10,392	30,863	30,303
Total costs and expenses	187,420	199,886	549,634	528,893

Operating income	22,731	32,782	15,326	18,354

Other income (expense):
Investment income (loss)	(19)	809	464	1,674
Interest expense	(2,766)	(3,062)	(8,569)	(8,160)
Other income (expense)	4,187	(390)	3,300	(1,121)
Debt conversion expense	—	(1,410)	—	(15,318)
Equity earnings (losses) from unconsolidated joint ventures	57	(9)	(438)	(446)
	1,459	(4,062)	(5,243)	(23,371)

Earnings (loss) before income taxes	24,190	28,720	10,083	(5,017)
Income tax expense	7,960	5,406	3,348	3,756
Net earnings (loss)	$16,230	$23,314	$6,735	$(8,773)

Net earnings (loss) per share - basic:
Common Stock	$0.53	$0.74	$0.22	$(0.28)
Class B Common Stock	$0.49	$0.69	$0.20	$(0.26)

Net earnings (loss) per share - diluted:
Common Stock	$0.52	$0.73	$0.21	$(0.28)
Class B Common Stock	$0.49	$0.69	$0.20	$(0.26)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 26, 2024	September 30, 2025	September 26, 2024

Net earnings (loss)	$16,230	$23,314	$6,735	$(8,773)
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $1, $4, $4 and $13, respectively	(5)	(12)	(13)	(35)
Other comprehensive loss	(5)	(12)	(13)	(35)
Comprehensive earnings (loss)	$16,225	$23,302	$6,722	$(8,808)

See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30, 2025	September 26, 2024

OPERATING ACTIVITIES:
Net earnings (loss)	$6,735	$(8,773)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Losses on investments in joint ventures	438	446
Distribution from joint venture	68	—
(Gain) loss on disposition of property, equipment and other assets	(1,256)	95
Gain on insurance settlement	(4,535)	—
Impairment charges	—	472
Debt conversion expense	—	15,318
Depreciation and amortization	52,276	49,988
Amortization of debt issuance costs	464	918
Share-based compensation	6,216	7,157
Deferred income taxes	3,020	2,496
Other long-term obligations	752	1,293
Changes in operating assets and liabilities:
Accounts receivable	(257)	(3,851)
Other assets	(3,209)	(175)
Operating leases	(1,581)	(541)
Accounts payable	(17,342)	(2,934)
Income taxes	197	1,060
Taxes other than income taxes	102	(855)
Accrued compensation	(4,122)	(5,212)
Other accrued liabilities	(2,566)	(5,528)
Total adjustments	28,665	60,147
Net cash provided by operating activities	35,400	51,374

INVESTING ACTIVITIES:
Capital expenditures	(60,809)	(53,770)
Proceeds from disposals of property, equipment and other assets	926	151
Capital contribution in joint venture	—	(5,620)
Subscription and sale of joint venture interests	—	1,500
Proceeds from sale of trading securities	8,187	37
Proceeds from insurance settlement	4,535	—
Purchase of trading securities	—	(1,148)
Other investing activities	555	453
Net cash used in investing activities	(46,606)	(58,397)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	156,000	81,000
Repayment of borrowings on revolving credit facility	(143,000)	(81,000)
Proceeds from issuance of long-term debt	—	100,000
Principal payments on long-term debt	(10,392)	(11,024)
Repurchase of convertible senior notes	—	(102,525)
Proceeds from capped call unwind	—	13,230
Debt issuance costs	—	(1,083)
Principal payments on finance lease obligations	(2,038)	(1,842)
Equity transactions:
Treasury stock transactions, except for stock options	(16,719)	(9,911)
Exercise of stock options	14	—
Dividends paid	(6,757)	(6,615)
Net cash used in financing activities	(22,892)	(19,770)
Net decrease in cash, cash equivalents and restricted cash	(34,098)	(26,793)
Cash, cash equivalents and restricted cash at beginning of period	44,579	59,838
Cash, cash equivalents and restricted cash at end of period	$10,481	$33,045

Supplemental Information:
Interest paid, net of amounts capitalized	$10,301	$8,630
Income taxes paid	130	201
Change in accounts payable for additions to property, equipment and other assets	797	4,834
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the three and nine months ended September 30, 2025 and September 26, 2024 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 30, 2025, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2024.
Beginning on December 27, 2024, the Company’s fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for its fiscal year ending December 31, 2025, the Company’s quarterly results will be for three month periods ending March 31, June 30, September 30 and December 31 of each year. In this quarterly report, the three and nine months ended September 30, 2025 refer to the periods July 1, 2025 through September 30, 2025 and December 27, 2024 through September 30, 2025, respectively, and the three and nine months ended September 26, 2024 refer to the periods June 28, 2024 through September 26, 2024 and December 29, 2023 through September 26, 2024, respectively.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 26, 2024, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $16,828 and $52,256, respectively, for the three and nine months ended September 30, 2025, and $17,277 and $49,992, respectively, for the three and nine months ended September 26, 2024.
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
During the nine months ended September 26, 2024, the Company determined that indicators of impairment were present at one asset group for a leased theatre location in which the Company made the decision to close during the second quarter of fiscal 2024. As such, the Company evaluated the fair value of these assets, consisting primarily of land improvements, leasehold improvements, building, furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset), was less than their carrying values and recorded a $472 impairment loss, reducing certain property and equipment and certain operating lease net obligations. The remaining net book value of the impaired assets as of the date of the asset write-down (June 27, 2024) was $0. There were no indicators of impairment identified during the nine months ended September 30, 2025.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the nine months ended September 30, 2025 or September 26, 2024.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 26, 2024	September 30, 2025	September 26, 2024

Net earnings (loss) per share - basic:
Common Stock	$0.53	$0.74	$0.22	$(0.28)
Class B Common Stock	$0.49	$0.69	$0.20	$(0.26)
Net earnings (loss) per share - diluted:
Common Stock	$0.52	$0.73	$0.21	$(0.28)
Class B Common Stock	$0.49	$0.69	$0.20	$(0.26)

Numerator:
Net earnings (loss)	$16,230	$23,314	$6,735	$(8,773)

Denominator (in thousands):
Denominator for basic EPS	31,056	31,953	31,322	32,002
Effect of dilutive employee stock options	39	17	53	—
Effect of restricted stock units	80	47	74	—
Effect of convertible senior notes	—	14	—	—
Diluted weighted-average shares outstanding	31,175	32,031	31,449	32,002

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	2,084	2,800	1,641	2,809
Restricted stock units	—	—	—	49
Performance stock units	237	139	221	141
Convertible senior notes	—	—	—	14
Total	2,321	2,939	1,862	3,013
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

Shareholders’ Equity - Activity impacting total shareholders’ equity for the nine months ended September 30, 2025 and September 26, 2024 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 26, 2024	$25,237	$6,985	$177,172	$265,028	$(181)	$(9,375)	$464,866
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,733)	—	—	(1,733)
Exercise of stock options	—	—	1	—	—	7	8
Purchase of treasury stock	—	—	—	—	—	(7,642)	(7,642)
Reissuance of treasury stock	—	—	1	—	—	13	14
Issuance of non-vested stock	132	—	(208)	—	—	76	—
Shared-based compensation	—	—	3,545	—	—	—	3,545
Comprehensive loss	—	—	—	(16,816)	(4)	—	(16,820)
BALANCES AT MARCH 31, 2025	25,369	6,985	180,511	246,032	(185)	(16,921)	441,791
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,702)	—	—	(1,702)
Exercise of stock options	—	—	—	—	—	2	2
Reissuance of treasury stock	—	—	1	—	—	15	16
Issuance of non-vested stock	—	—	(265)	—	—	265	—
Shared-based compensation	—	—	1,441	—	—	—	1,441
Comprehensive loss	—	—	—	7,321	(4)	—	7,317
BALANCES AT JUNE 30, 2025	25,369	6,985	181,688	251,204	(189)	(16,639)	448,418
Cash dividends:
$0.073 per share Class B Common Stock	—	—	—	(510)	—	—	(510)
$0.08 per share Common Stock	—	—	—	(1,918)	—	—	(1,918)
Exercise of stock options	—	—	(2)	—	—	6	4
Purchase of treasury stock	—	—	—	—	—	(9,127)	(9,127)
Reissuance of treasury stock	—	—	2	—	—	18	20
Issuance of non-vested stock	—	—	(93)	—	—	93	—
Shared-based compensation	—	—	1,230	—	—	—	1,230
Comprehensive income	—	—	—	16,230	(5)	—	16,225
BALANCES AT SEPTEMBER 30, 2025	$25,369	$6,985	$182,825	$265,006	$(194)	$(25,649)	$454,342

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 28, 2023	$24,692	$7,078	$160,642	$281,599	$(1,336)	$(1,503)	$471,172
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(449)	—	—	(449)
$0.07 per share Common Stock	—	—	—	(1,760)	—	—	(1,760)
Purchase of treasury stock	—	—	—	—	—	(301)	(301)
Reissuance of treasury stock	—	—	(3)	—	—	23	20
Issuance of non-vested stock	452	—	(515)	—	—	63	—
Shared-based compensation	—	—	2,514	—	—	—	2,514
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—
Comprehensive loss	—	—	—	(11,866)	(12)	—	(11,878)
BALANCES AT MARCH 28, 2024	25,237	6,985	162,638	267,524	(1,348)	(1,718)	459,318
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,763)	—	—	(1,763)
Reissuance of treasury stock	—	—	(7)	—	—	23	16
Issuance of non-vested stock	—	—	(326)	—	—	326	—
Shared-based compensation	—	—	2,418	—	—	—	2,418
Convertible senior note repurchase	—	—	(2,788)	—	—	—	(2,788)
Capped call unwind	—	—	12,904	—	—	—	12,904
Comprehensive loss	—	—	—	(20,221)	(11)	—	(20,232)
BALANCES AT JUNE 27, 2024	25,237	6,985	174,839	245,093	(1,359)	(1,369)	449,426
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,749)	—	—	(1,749)
Purchase of treasury stock	—	—	—	—	—	(9,667)	(9,667)
Reissuance of treasury stock	—	—	6	—	—	16	22
Issuance of non-vested stock	—	—	(52)	—	—	52	—
Shared-based compensation	—	—	2,225	—	—	—	2,225
Convertible senior note repurchase	—	—	(5,472)	—	—	—	(5,472)
Capped call unwind	—	—	4,652	—	—	—	4,652
Comprehensive income (loss)	—	—	—	23,314	(12)	—	23,302
BALANCES AT SEPTEMBER 26, 2024	$25,237	$6,985	$176,198	$266,211	$(1,371)	$(10,968)	$462,292
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 30, 2025	December 26, 2024

Net unrecognized actuarial loss for pension obligation	$(194)	$(181)
	$(194)	$(181)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 26, 2024, the Company’s $8,142 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 26, 2024, the Company had $19,002 of investments in money market funds which were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of September 30, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of September 30, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $150,000 of senior notes, valued using Level 2 pricing inputs, is approximately $154,790 at September 30, 2025, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 26, 2024	September 30, 2025	September 26, 2024

Service cost	$51	$62	$151	$186
Interest cost	463	445	1,390	1,334
Net amortization of prior service cost and actuarial loss	(6)	(16)	(17)	(48)
Net periodic pension cost	$508	$491	$1,524	$1,472
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of operations.
Revenue Recognition – The disaggregation of revenues by business segment for the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended September 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$57,714	$—	$—	$57,714
Rooms	—	39,875	—	39,875
Theatre concessions	51,244	—	—	51,244
Food and beverage	—	24,137	—	24,137
Other revenues(1)	10,145	16,320	81	26,546
Revenue before cost reimbursements	119,103	80,332	81	199,516
Cost reimbursements	838	9,797	—	10,635
Total revenues	$119,941	$90,129	$81	$210,151

	Nine Months Ended September 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$160,993	$—	$—	$160,993
Rooms	—	88,782	—	88,782
Theatre concessions	146,855	—	—	146,855
Food and beverage	—	63,257	—	63,257
Other revenues(1)	28,781	45,150	279	74,210
Revenue before cost reimbursements	336,629	197,189	279	534,097
Cost reimbursements	2,319	28,544	—	30,863
Total revenues	$338,948	$225,733	$279	$564,960
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the three and nine months ended September 26, 2024 is as follows:

	Three Months Ended September 26, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$68,980	$—	$—	$68,980
Rooms	—	40,019	—	40,019
Theatre concessions	62,118	—	—	62,118
Food and beverage	—	22,283	—	22,283
Other revenues(1)	12,090	16,699	87	28,876
Revenue before cost reimbursements	143,188	79,001	87	222,276
Cost reimbursements	655	9,737	—	10,392
Total revenues	$143,843	$88,738	$87	$232,668

	Nine Months Ended September 26, 2024
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$158,156	$—	$—	$158,156
Rooms	—	88,728	—	88,728
Theatre concessions	141,230	—	—	141,230
Food and beverage	—	57,718	—	57,718
Other revenues(1)	26,524	44,338	250	71,112
Revenue before cost reimbursements	325,910	190,784	250	516,944
Cost reimbursements	655	29,648	—	30,303
Total revenues	$326,565	$220,432	$250	$547,247
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $35,174 and $36,353 as of September 30, 2025 and December 26, 2024, respectively. The Company had no contract assets as of September 30, 2025 and December 26, 2024. During the nine months ended September 30, 2025, the Company recognized revenue of $16,504 that was included in deferred revenues as of December 26, 2024. During the nine months ended September 26, 2024, the Company recognized revenue of $17,208 that was included in deferred revenues as of December 28, 2023. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced sales and the Company’s loyalty program.
As of September 30, 2025, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,911 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of September 30, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $12,403 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of September 30, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,313 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
Recent Accounting Pronouncements - In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures (ASU No. 2023-09). ASU No. 2023-09 requires on an annual basis specific category disclosures in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold within the rate reconciliation, and additional disclosures related to income taxes paid. ASU No. 2023-09 will be effective for the Company’s fiscal year ending December 31, 2025 and must be applied prospectively with retrospective application permitted. The Company is evaluating the effect that the guidance will have on its consolidated financial statement disclosures.
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
2. Long-Term Debt
Long-term debt is summarized as follows:

	September 30, 2025	December 26, 2024

Senior notes	$150,000	$160,000
Revolving credit agreement	13,000	—
Other debt	—	392
Total debt	163,000	160,392
Debt issuance costs	(1,047)	(1,252)
Total debt, net of debt issuance costs	161,953	159,140
Less current maturities, net of issuance costs	—	10,133
Long-term debt	$161,953	$149,007
Credit Agreement
As of September 30, 2025, the Company has a Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At September 30, 2025, there were borrowings of $13,000 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), approximately 5.87% at September 30, 2025. Availability under the $225,000 revolving credit facility was $206,626 as of September 30, 2025 after taking into consideration outstanding letters of credit that reduce revolver availability.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
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
Note Purchase Agreements
At September 30, 2025, the Company’s $150,000 of senior notes consisted of one Note Purchase Agreement and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2027 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.32% to 7.02%. The weighted average fixed rate of the $150,000 senior notes was 6.07% as of September 30, 2025.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands, except share and per share data)

Total lease cost consists of the following:

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 30, 2025	September 26, 2024	September 30, 2025	September 26, 2024

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$615	$555	$1,767	$1,724
Interest on lease liabilities	Interest expense	146	173	448	508
		$761	$728	$2,215	$2,232
Operating lease costs:
Operating lease costs	Rent expense	$5,753	$5,891	$17,281	$18,009
Variable lease cost	Rent expense	499	646	1,446	1,248
Short-term lease cost	Rent expense	52	94	148	217
		$6,304	$6,631	$18,875	$19,474
Additional information related to leases is as follows:

	Three Months Ended		Nine Months Ended
Other Information	September 30, 2025	September 26, 2024	September 30, 2025	September 26, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$715	$628	$2,038	$1,842
Operating cash flows from finance leases	146	173	448	508
Operating cash flows from operating leases	6,368	6,067	19,172	18,876

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	177	73	934	188
Operating lease liabilities	296	983	1,557	3,095

	September 30, 2025	December 26, 2024

Finance leases:
Property and equipment – gross	$30,585	$29,061
Accumulated depreciation and amortization	(20,804)	(19,078)
Property and equipment - net	$9,781	$9,983

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	September 30, 2025	December 26, 2024
Weighted-average remaining lease terms:
Finance leases	5 years	6 years
Operating leases	10 years	11 years

Weighted-average discount rates:
Finance leases	4.75%	4.69%
Operating leases	4.81%	4.79%
Deferred rent payments of approximately $478 for the Company’s operating leases have been included in the total operating lease obligations as of September 30, 2025, of which approximately $28 is included in long-term operating lease obligations.
4. Share-Based Compensation
During the nine months ended September 30, 2025, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates. A summary of the Company’s stock option, restricted stock, RSU and PSU activity follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands).

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 26, 2024	2,884	$23.22	714	$15.49	139	$14.84
Granted	—	—	166	21.86	101	21.86
Exercised (1)	(1)	14.09	—	—	—	—
Vested (2)	—	—	(74)	16.89	—	—
Forfeited	(158)	20.51	(3)	16.57	(3)	16.57
September 30, 2025	2,725	$23.38	803	$16.68	237	$17.80
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $1,230 and $6,216, respectively, during the three and nine months ended September 30, 2025, and $2,225 and $7,157, respectively, during the three and nine months ended September 26, 2024. As of September 30, 2025, total unrecognized share-based compensation expense related to stock options was $833, which will be amortized to expense over the weighted-average remaining life of 1.3 years. As of September 30, 2025, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $6,943, which will be amortized over the weighted-average remaining service period of 2.1 years.
Shareholders of The Marcus Corporation approved the adoption of the Marcus Corporation Omnibus Incentive Plan effective May 7, 2025 and authorized 2,000,000 shares available for issuance under the plan. At September 30, 2025, there were 1,983,302 shares available for grants of various equity awards under the plan.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands, except share and per share data)

5. Income Taxes
The Company’s effective income tax rate for the three and nine months ended September 30, 2025 was 32.9% and 33.2%, respectively, and was 18.9% and (74.9)% for the three and nine months ended September 26, 2024, respectively. The effective income tax rate for the nine months ended September 30, 2025 was negatively impacted by excess compensation subject to deduction limitations. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, introducing significant U.S. tax changes. Key provisions that impact the Company are bonus depreciation and interest deductibility. The enactment of OBBBA did not have a significant impact on the Company’s effective income tax rate.
The effective income tax rate for the nine months ended September 26, 2024 was negatively impacted by a nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1,217 reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions and excess compensation subject to deduction limitations.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands, except share and per share data)

Following is a summary of business segment information for the three and nine months ended September 30, 2025 and September 26, 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 26, 2024
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$119,941	$90,129	$210,070	$143,843	$88,738	$232,581
Less: Costs and expenses
Theatre operations	59,327	—	59,327	68,460	—	68,460
Rooms	—	12,102	12,102	—	12,300	12,300
Theatre concessions	20,962	—	20,962	24,062	—	24,062
Food and beverage	—	17,280	17,280	—	16,084	16,084
Advertising and marketing	1,778	5,348	7,126	1,383	5,227	6,610
Administrative	6,153	11,345	17,498	6,370	11,056	17,426
Depreciation and amortization	10,155	6,285	16,440	11,347	5,789	17,136
Rent	5,731	464	6,195	6,003	509	6,512
Property taxes	2,369	1,492	3,861	2,978	1,448	4,426
Reimbursed costs	838	9,797	10,635	655	9,737	10,392
Other segment items (1)	297	9,660	9,957	824	9,547	10,371
Total costs and expenses	107,610	73,773	181,383	122,082	71,697	193,779

Operating income	$12,331	$16,356	$28,687	$21,761	$17,041	$38,802

Investment income (loss)			(19)			809
Interest expense			(2,766)			(3,062)
Other income (expense), net			4,187			(390)
Debt conversion expense			—			(1,410)
Equity earnings (losses) from unconsolidated joint ventures, net			57			(9)
Corporate items (2)			(5,956)			(6,020)
Net earnings before income taxes			$24,190			$28,720

	Three Months Ended September 30, 2025				Three Months Ended September 26, 2024
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$178	$278	$774	$1,230	$159	$255	$1,811	$2,225
Capital expenditures	7,948	12,895	51	20,894	4,940	9,586	3,961	18,487
Assets	616,261	337,757	50,280	1,004,298	657,119	314,689	75,151	1,046,959

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2025			Nine Months Ended September 26, 2024
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$338,948	$225,733	$564,681	$326,565	$220,432	$546,997
Less: Costs and expenses
Theatre operations	173,169	—	173,169	165,563	—	165,563
Rooms	—	33,094	33,094	—	32,875	32,875
Theatre concessions	61,750	—	61,750	57,463	—	57,463
Food and beverage	—	47,565	47,565	—	45,027	45,027
Advertising and marketing	4,716	14,216	18,932	3,997	14,341	18,338
Administrative	17,930	33,424	51,354	17,761	31,762	49,523
Depreciation and amortization	31,316	19,767	51,083	33,900	15,701	49,601
Rent	17,166	1,392	18,558	17,654	1,465	19,119
Property taxes	8,107	4,416	12,523	7,760	4,230	11,990
Impairment charges	—	—	—	472	—	472
Reimbursed costs	2,319	28,544	30,863	655	29,648	30,303
Other segment items (1)	725	28,809	29,534	2,537	27,387	29,924
Total costs and expenses	317,198	211,227	528,425	307,762	202,436	510,198

Operating income	$21,750	$14,506	$36,256	$18,803	$17,996	$36,799

Investment income			464			1,674
Interest expense			(8,569)			(8,160)
Other income (expense), net			3,300			(1,121)
Debt conversion expense			—			(15,318)
Equity losses from unconsolidated joint ventures, net			(438)			(446)
Corporate items (2)			(20,930)			(18,445)
Net loss before income taxes			$10,083			$(5,017)

	Nine Months Ended September 30, 2025				Nine Months Ended September 26, 2024
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$861	$874	$4,481	$6,216	$763	$796	$5,598	$7,157
Capital expenditures	18,372	39,516	2,921	60,809	11,421	36,588	5,761	53,770
Assets	616,261	337,757	50,280	1,004,298	657,119	314,689	75,151	1,046,959
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

The third quarter of fiscal 2025 consisted of the three month period beginning on July 1, 2025 and ended on September 30, 2025 and included one additional operating day compared to the prior year quarter. The third quarter of fiscal 2024 consisted of the three month period beginning June 28, 2024 and ended on September 26, 2024. The first three quarters of fiscal 2025 consisted of the nine month period beginning on December 27, 2024 and ended on September 30, 2025 and included five additional operating days compared to the prior year period. The first three quarters of fiscal 2024 consisted of the nine month period beginning on December 29, 2023 and ended on September 26, 2024.
Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Overall Results
The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the third quarter and first three quarters of fiscal 2025 and fiscal 2024 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Revenues	$210.2	$232.7	$(22.5)	(9.7)%	$565.0	$547.2	$17.7	3.2%
Operating income	22.7	32.8	(10.1)	(30.7)%	15.3	18.4	(3.0)	(16.5)%
Other income (expense)	1.5	(4.1)	5.5	135.9%	(5.2)	(23.4)	18.1	77.6%
Net earnings (loss)	$16.2	$23.3	$(7.1)	(30.4)%	$6.7	$(8.8)	$15.5	176.8%
Net earnings (loss) per common share - diluted	$0.52	$0.73	$(0.21)	(28.8)%	$0.21	$(0.28)	$0.49	175.0%
Revenues declined during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 due to decreased revenues from our theatre division, partially offset by increased revenues in our hotels and resorts division. The third quarter of fiscal 2025 included one additional operating day compared to the third quarter of fiscal 2024. Revenues increased during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 due to increased revenues in both divisions. Revenues in the first three quarters of fiscal 2025 were favorably impacted by five additional operating days compared to the first three quarters of fiscal 2024. The four additional operating days, occurring during the fiscal 2025 first quarter, favorably impacted revenues by approximately $9.2 million. The additional operating day in the fiscal 2025 third quarter had an immaterial impact on results.
Operating income during the third quarter of fiscal 2025 decreased $10.1 million primarily due to decreased revenues in our Theatre division, increased corporate expenses and an increase in depreciation expense of $0.4 million compared to the third quarter of fiscal 2024. Operating income during the first three quarters of fiscal 2025 declined $3.0 million compared to the first three quarters of fiscal 2024 due to increased corporate expenses and increased depreciation expense of $2.3 million, partially offset by increased operating income from our Theatre division compared to the prior year period.
Corporate expenses during the third quarter of fiscal 2025 decreased $0.1 million compared to the third quarter of fiscal 2024 due to a favorable $1.0 million decrease in non-cash stock compensation expense, partially offset by increases in depreciation expense, long-term incentive compensation expenses, professional fees, and personnel and benefits cost inflation. Corporate expenses during the first three quarters of fiscal 2025 increased $2.5 million compared to the first three quarters of fiscal 2024 due to increases in depreciation, long-term incentive compensation expenses, professional fees related to tax, audit and legal services, and personnel and benefits cost inflation.
Operating income during the third quarter of fiscal 2025 was favorably impacted by a $0.1 million gain on disposition of property, equipment and other assets compared to a $0.1 million loss on disposition of property, equipment and other assets during the third quarter of fiscal 2024. Operating loss during the first three quarters of fiscal 2025 was favorably impacted by a $1.3 million gain on disposition of property, equipment and other assets largely due to the sale of surplus land, compared to a $0.1 million loss during the first three quarters of fiscal 2024.

Other income (expense) and net earnings (loss) during the third quarter of fiscal 2025 were impacted by a decrease in interest expense, a decrease in investment income, an increase in other income primarily due to a $4.5 million gain from a property insurance settlement, and a decrease in debt conversion expense, compared with the third quarter of fiscal 2024. Other income (expense) and net earnings (loss) during the first three quarters of fiscal 2025 were impacted by an increase in interest expense, fluctuations in investment income, an increase in other income primarily due to a $4.5 million gain from a property insurance settlement, and a decrease in debt conversion expense, compared with the first three quarters of fiscal 2024.
Our interest expense totaled $2.8 million and $8.6 million for the third quarter and first three quarters of fiscal 2025, respectively, compared to $3.1 million and $8.2 million for the third quarter and first three quarters of fiscal 2024, respectively. The decrease in interest expense during the third quarter of fiscal 2025 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. The increase in interest expense during the first three quarters of fiscal 2025 was primarily due to increased borrowings and higher interest rates, partially offset by a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We recognized investment income of $0.0 million and $0.5 million during the third quarter and first three quarters of fiscal 2025, respectively, compared to $0.8 million and $1.7 million during the third quarter and first three quarters of fiscal 2024, respectively. Variations in investment income were due to changes in the value of marketable securities.
Other income (expense) and net earnings (loss) were negatively impacted by debt conversion expense of $1.4 million and $15.3 million during the third quarter and first three quarters of fiscal 2024, respectively, in connection with the $99.9 million aggregate principal amount of Convertible Notes Repurchases. See “2024 Convertible Senior Notes Repurchases” in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
Net earnings and net earnings per diluted common share declined during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, resulting from a decrease in operating income, partially offset by an increase in other income (expense), which was favorably impacted by a $4.5 million gain on insurance settlement during the third quarter of fiscal 2025 and was negatively impacted by debt conversion expense of $1.4 million during the third quarter of fiscal 2024.
Net earnings (loss) and net earnings (loss) per diluted common share improved during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 resulting from a decrease in operating income, offset by an increase in other income (expense), which was favorably impacted by a $4.5 million gain on insurance settlement during the first three quarters of fiscal 2025. Net earnings (loss) and net earnings (loss) per diluted common share was negatively impacted by debt conversion expense of $15.3 million during the first three quarters of fiscal 2024.
We reported income tax expense of $8.0 million for the third quarter of fiscal 2025 compared to expense of $5.4 million during the third quarter of fiscal 2024. We reported income tax expense of $3.3 million for the first three quarters of fiscal 2025 compared to expense of $3.8 million for the first three quarters of fiscal 2024. Our fiscal 2025 first three quarters effective income tax rate was 33.2% and was negatively impacted by excess compensation subject to deduction limitations. The One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, had an insignificant impact on our effective tax rate. We anticipate that our effective income tax rate for fiscal 2025 may be in the 32% to 34% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2025 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Our fiscal 2024 first three quarters effective income tax rate was (74.9)%, and was negatively impacted by nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and a $1.2 million reduction in deferred tax assets resulting from the related termination of the Capped Call Transactions (combined negative impact of 108 percentage points) and excess compensation subject to deduction limitations.

Theatres
The following table sets forth revenues, operating income and operating margin for our theatre division for the third quarter and first three quarters of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Revenues	$119.9	$143.8	$(23.9)	(16.6)%	$338.9	$326.6	$12.4	3.8%
Operating income	12.3	21.8	(9.4)	(43.3)%	21.8	18.8	2.9	15.7%
Operating margin (% of revenues)	10.3%	15.1%			6.4%	5.8%
Revenues and operating income for the Theatre division decreased during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, primarily due to lower attendance driven by weaker performances from blockbuster film releases. The third quarter of fiscal 2025 included one additional operating day compared to the third quarter of fiscal 2024. During the first three quarters of fiscal 2025, revenues and operating income increased compared to the same period in fiscal 2024, primarily due to stronger performances from films resulting in increased attendance in the first half of fiscal 2025, partially offset by weaker film performances in the third quarter of fiscal 2025. The first three quarters of fiscal 2025 benefited from five additional operating days compared to the first three quarters of fiscal 2024, with four days occurring during the fiscal 2025 first quarter and one day occurring in the fiscal 2025 third quarter.
The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Admission revenues	$57.7	$69.0	$(11.3)	(16.3)%	$161.0	$158.2	$2.8	1.8%
Concession revenues	51.2	62.1	(10.9)	(17.5)%	146.9	141.2	5.6	4.0%
Other revenues	10.1	12.1	(1.9)	(16.1)%	28.8	26.5	2.3	8.5%
Total revenues before cost reimbursements	119.1	143.2	(24.1)	(16.8)%	336.6	325.9	10.7	3.3%
Cost reimbursements	0.8	0.7	0.2	n/m	2.3	0.7	1.7	n/m
Total revenues	119.9	143.8	(23.9)	(16.6)%	338.9	326.6	12.4	3.8%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2025 third quarter and first three quarters results, U.S. box office receipts decreased 12.0% during our fiscal 2025 third quarter compared to our fiscal 2024 third quarter, indicating that our decrease in admission revenues for comparable theatres (excluding theatres closed during the past year) of 15.8% during the third quarter of fiscal 2025 underperformed the industry by 3.8 percentage points. We believe our under performance in the third quarter of fiscal 2025 was largely attributable to an unfavorable film mix, with certain titles that were more appealing to audiences in other parts of the U.S. than in our Midwestern markets, compared to the third quarter of fiscal 2024 that included a favorable mix of films such as Deadpool & Wolverine, Despicable Me 4, Twisters, Inside Out 2, and It Ends With Us that played exceptionally well in our Midwestern markets. Unlike the third quarter of fiscal 2024, the top five films of the third quarter of fiscal 2025 did not include any family or animated films, which generally play well in our circuit. Conversely, we believe that new strategic pricing changes made during the third quarter of fiscal 2025 favorably contributed to our performance and partially offset the impact of an unfavorable film mix.
Data received and compiled by us from Comscore also indicates that U.S. box office receipts increased 7.0% during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024, indicating that our increase of 2.4% in admission revenues for comparable theatres (excluding theatres closed during the past year) during the first three quarters of fiscal 2025 underperformed the industry by 4.6 percentage points. We believe our underperformance during the first three quarters of fiscal 2025 was attributable to strategic pricing decisions made during the release of blockbuster films during the first half of fiscal 2025 (we did not raise prices on most blockbuster films, unlike many national exhibitors) and our value promotions, resulting in lower average ticket price growth compared to other exhibitors. We believe our underperformance was also the result of an unfavorable film mix, with certain titles that were more appealing to audiences in other parts of the U.S. than our Midwestern markets.
Additional data received and compiled by us from Comscore indicates our admission revenues at comparable theatres during both the third quarter and first three quarters of fiscal 2025 represented approximately 2.9% of the total admission revenues in the U.S. (commonly referred to as market share in our industry), compared to 3.1% and 3.0% during the third quarter and first three quarters of fiscal 2024, respectively. Our goal is to outperform the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, pricing strategies, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres decreased 18.7% during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, which was attributable to lower box office performances from the top five films. During the third quarter of fiscal 2025, there were 32 wide-release films (films shown in over approximately 1,500 theatres in the U.S.) compared to 29 wide-release films during the third quarter of fiscal 2024. On a calendar quarter basis (July 1 through September 30), total theatre attendance for our comparable theatres decreased 17.7% during the third quarter of 2025 compared to the third quarter of 2024.
Total theatre attendance for our comparable theatres increased 1.7% during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024, resulting primarily from the stronger film slate in the second quarter of fiscal 2025. In addition, our total theatre attendance during the first three quarters of fiscal 2025 benefited from an increased number of operating days during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to the transition of our fiscal quarter as described above. On a calendar quarter basis (January 1 through September 30), total theatre attendance for our comparable theatres decreased 1.7% during first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024.
Our highest grossing films during the fiscal 2025 third quarter included Superman, Jurassic World: Rebirth, The Fantastic Four: First Steps, The Conjuring: Last Rites, and Weapons. Our top five films during our fiscal 2025 third quarter accounted for 53% of our total box office results, compared to 66% for the top five films during the third quarter of fiscal 2024, both expressed as a percentage of the total admission revenues for the relevant period. An increased concentration of blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of a less concentrated film slate, our overall film cost as a percentage of admission revenues decreased during the third quarter of fiscal 2025 compared to the same period in the prior fiscal year.
Our average ticket price increased 3.6% during the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024. Our average ticket price during the third quarter of fiscal 2025 was favorably impacted by an increased percentage of ticket sales coming from premium large format (PLF) screens and strategic pricing changes. These increases were partially offset by an unfavorable ticket mix, including an increase in the percentage of our attendance coming from Value Tuesday. The overall change in average ticket price favorably impacted our admission revenues of our comparable theatres by $2.0 million during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.
Our average ticket price increased 0.7% during the first three quarters of fiscal 2025, compared to the first three quarters of fiscal 2024, resulting from an increased percentage of ticket sales coming from premium large format (PLF) screens, and strategic pricing changes introduced during the third quarter of fiscal 2025, partially offset by the unfavorable impact of the Everyday Matinee promotional offering for seniors and children introduced during the second quarter of fiscal 2024. The overall change in average ticket price favorably impacted our admission revenues of our comparable theatres by $1.2 million during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024.
Our average concession revenues per person increased by 2.1% and 2.9% during the third quarter and first three quarters of fiscal 2025, respectively, compared to the third quarter and first three quarters of fiscal 2024, resulting from an increase in movie merchandise sales and menu price increases. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $1.2 million and $4.4 million during the third quarter and first three quarters of fiscal 2025, respectively, compared to the third quarter and first three quarters of fiscal 2024.
Other revenues during the third quarter of fiscal 2025 decreased by $1.9 million compared to the third quarter of fiscal 2024, due to the impact of decreased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue, partially offset by an increase in average internet surcharge ticketing fees per person. Other revenues during the first three quarters of fiscal 2025 increased by $2.3 million compared to the first three quarters of fiscal 2024 due to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue, as well as an increase in average internet surcharge ticketing fees per person.
We ended the third quarter of fiscal 2025 with a total of 971 company-owned screens in 77 theatres and 14 managed screens at one theatre, compared to 981 company-owned screens in 78 theatres and 14 managed screens at one theatre at the end of the third quarter of fiscal 2024. We made decisions to close underperforming theatres during fiscal 2024 and fiscal 2025, including one leased theatre in the second quarter of fiscal 2024, and one leased Movie Tavern theatre in the first quarter of fiscal 2025. During the third quarter of fiscal 2024, we added one theatre that we manage for the owner of a lifestyle shopping center.
Hotels and Resorts
The following table sets forth revenues, operating income and operating margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage and operating margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Revenues	$90.1	$88.7	$1.4	1.6%	$225.7	$220.4	$5.3	2.4%
Operating income	16.4	17.0	(0.7)	(4.0)%	14.5	18.0	(3.5)	(19.4)%
Operating margin (% of revenues)	18.1%	19.2%			6.4%	8.2%
Hotels and resorts division revenues increased 1.6% during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The third quarter of fiscal 2025 included one additional operating day compared to the third quarter of fiscal 2024 due to the change in fiscal calendar as described above. During the prior year third quarter, division revenues were favorably impacted by approximately $3.3 million from the Republican National Convention (RNC) that was held in Milwaukee, Wisconsin. Division operating income during the third quarter of fiscal 2025 decreased $0.7 million compared to the third quarter of fiscal 2024, and was negatively impacted by an increase in depreciation expense of $0.5 million due to hotel renovations completed during fiscal 2024 and fiscal 2025.
During the first three quarters of fiscal 2025, hotels and resorts division revenues increased 2.4% and benefited from five additional operating days compared to the first three quarters of fiscal 2024 (four of which occurred during the first quarter of fiscal 2025 and one occurring during the third quarter of fiscal 2025). Operating income declined $3.5 million during the first three quarters of fiscal 2025, compared to the first three quarters of fiscal 2024, due to a $4.1 million increase in depreciation expense partially offset by the favorable impact of the increase in revenues.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Room revenues	$39.9	$40.0	$(0.1)	(0.4)%	$88.8	$88.7	$0.1	0.1%
Food/beverage revenues	24.1	22.3	1.9	8.3%	63.3	57.7	5.5	9.6%
Other revenues	16.3	16.7	(0.4)	(2.3)%	45.2	44.3	0.8	1.8%
Total revenues before cost reimbursements	80.3	79.0	1.3	1.7%	197.2	190.8	6.4	3.4%
Cost reimbursements	9.8	9.7	0.1	0.6%	28.5	29.6	(1.1)	(3.7)%
Total revenues	$90.1	$88.7	$1.4	1.6%	$225.7	$220.4	$5.3	2.4%
Division total revenues before cost reimbursements increased 1.7% during the third quarter of fiscal 2025, compared to the third quarter of fiscal 2024, due to growth in food and beverage revenues driven by strong group business and increased occupancy at six of our seven owned hotels. Division total revenues before cost reimbursements increased 3.4% during the first three quarters of fiscal 2025, compared to the first three quarters of fiscal 2024, resulting primarily from an additional five operating days, growth in food and beverage revenues, as well as an increase in other revenues driven primarily by a group buyout of one condo hotel property during a portion of the first quarter, partially offset by the negative impact of the Hilton Milwaukee renovation.
The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2025 and fiscal 2024, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	Third Quarter				First Three Quarters
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Occupancy pct.	78.4%	76.7%	1.7 pts	2.2%	65.1%	67.7%	(2.6) pts	(3.8)%
ADR	$224.91	$233.41	$(8.50)	(3.6)%	$198.69	$194.79	$3.90	2.0%
RevPAR	$176.32	$178.94	$(2.62)	(1.5)%	$129.42	$131.84	$(2.42)	(1.8)%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR decreased at six of our seven comparable company-owned properties during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, driven mainly by decreased average daily rates which were significantly higher at our three Milwaukee hotels in the prior year due to the impact of the RNC. Group business as a percentage of our mix of business represented approximately 42.5% of our total rooms revenue in the third quarter of fiscal 2025, compared to approximately 47.3% during the third quarter of fiscal 2024 which included higher group business due to the RNC. Non-group pricing increased in some of our major markets during the third quarter of fiscal 2025, primarily due to increased leisure demand.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2025 third quarter and first three quarters results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced a decrease in RevPAR of 1.3% during our fiscal 2025 third quarter compared to our fiscal 2024 third quarter, leading us to believe we slightly underperformed the industry during the fiscal 2025 third quarter by approximately 0.2 percentage points. We believe our underperformance during the third quarter was largely driven by the nonrecurring favorable impact of the RNC on the third quarter of fiscal 2024 which disproportionately affected our largest market and was not observed in other parts of the country. During the first three quarters of fiscal 2025, comparable “upper upscale” hotels experienced RevPAR growth of 0.3%, compared to the first three quarters of fiscal 2024, leading us to believe we underperformed the industry during the first three quarters of fiscal 2025 by approximately 2.1 percentage points. We believe our underperformance during the first three quarters of fiscal 2025 resulted primarily from the unfavorable impact of the Hilton Milwaukee renovation and group displacement as a result of the reduced capacity during the first half of fiscal 2025. We estimate that the Hilton Milwaukee renovation negatively impacted our RevPAR growth by approximately 2.0 percentage points during the first three quarters of fiscal 2025.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced a decrease in RevPAR of 6.7% during our fiscal 2025 third quarter, again compared to our fiscal 2024 third quarter. Therefore, we outperformed our competitive sets during the third quarter of fiscal 2025 by approximately 5.2 percentage points. We believe our outperformance to our competitive sets during the third quarter of fiscal 2025 resulted primarily from strong performance in our group customer segment, coupled with a strong summer golf season at Grand Geneva Resort & Spa. During the first three quarters of fiscal 2025, hotels in our competitive sets experienced a decrease in RevPAR of 1.6%, indicating that we slightly underperformed our competitive set hotels by 0.2 percentage points. We believe the underperformance to our competitive sets during the first three quarters of fiscal 2025 resulted primarily from group displacement at the Hilton Milwaukee while under renovation during the first half of fiscal 2025, which we believe unfavorably impacted our RevPAR growth while favorably impacting competitive hotels RevPAR growth. After adjusting for the estimated impact of the Hilton Milwaukee renovation, we believe our hotels outperformed their competitive sets during the first three quarters of fiscal 2025 by approximately 2.1 percentage point.

We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. The U.S. economic outlook remains in a period of heightened uncertainty. In the near term, we expect business travel demand to soften, and we expect our group business to remain stable. Leisure travel demand has softened in the midscale and economy segments of the market, while generally remaining stable in the upper upscale segment of the market that includes most of our properties. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily Midwestern markets.
As of the date of this report, our group room revenue bookings for fiscal 2025 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 4% behind where we were at the same time last year. Group room revenue bookings for fiscal 2026 is running approximately 14% ahead of where we were at the same time in fiscal 2024 for fiscal 2025. Banquet and catering revenue pace for fiscal 2025 is running approximately 14% ahead of where we were at the same time last year. Banquet and catering revenue pace for fiscal 2026 is running approximately 13% ahead of where we were at the same time in fiscal 2024 for fiscal 2025.
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

The following table sets forth Adjusted EBITDA by reportable operating segment for the third quarter and first three quarters of fiscal 2025 and fiscal 2024 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2025	F2024	Amt.	Pct.	F2025	F2024	Amt.	Pct.
Theatres	$22.1	$33.2	$(11.1)	(33.4)%	$52.3	$54.4	$(2.1)	(3.8)%
Hotels and resorts	23.1	23.1	0.1	0.3%	35.4	34.5	0.9	2.6%
Corporate items	(4.8)	(4.0)	(0.8)	(20.5)%	(15.3)	(12.4)	(2.9)	(23.4)%
Total Adjusted EBITDA	$40.4	$52.3	$(11.8)	(22.6)%	$72.5	$76.5	$(4.1)	(5.3)%
Our theatre division Adjusted EBITDA decreased during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 due to decreased revenues and less operating leverage with the lower attendance, partially offset by decreases in film costs. Our hotels and resorts division Adjusted EBITDA increased slightly during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 and was negatively impacted by changes in revenue mix, with higher margin rooms revenue remaining effectively flat and lower margin food and beverage revenue increasing. Adjusted EBITDA attributable to corporate items decreased during the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 due primarily to increased long-term incentive compensation expenses, personnel and benefits cost inflation, recruiting fees and an increase in professional fees.
During the first three quarters of fiscal 2025, theatre division Adjusted EBITDA decreased compared to the first three quarters of fiscal 2024, due to increases in labor expenses, benefits costs, and maintenance expenses, partially offset by the favorable impact of higher revenue, including the impact of four additional operating days in the fiscal 2025 first quarter and one additional operating day in the fiscal 2025 third quarter, as described above. Our hotels and resorts Adjusted EBITDA increased during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 due to higher revenue resulting from additional operating days and an increase in group business, partially offset by increased associate benefits and maintenance costs. Adjusted EBITDA attributable to corporate items decreased during the first three quarters of fiscal 2025 compared to the first three quarters of fiscal 2024 due primarily to increased long-term incentive compensation expenses, professional fees related to tax, audit, and legal services, personnel and benefits cost inflation, and recruiting fees.
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Third Quarter		First Three Quarters
	F2025	F2024	F2025	F2024
Net earnings (loss)	$16.2	$23.3	$6.7	$(8.8)
Add (deduct):
Investment (income)	—	(0.8)	(0.5)	(1.7)
Interest expense	2.8	3.1	8.6	8.2
Other (income) expense (1)	(4.2)	0.4	(3.3)	1.1
Loss (gain) on disposition of property, equipment and other assets	(0.1)	0.1	(1.3)	0.1
Equity (earnings) losses from unconsolidated joint ventures	(0.1)	—	0.4	0.4
Income tax expense	8.0	5.4	3.3	3.8
Depreciation and amortization	16.8	17.3	52.3	50.0
Share-based compensation expenses (2)	1.2	2.2	6.2	7.2
Impairment charges (3)	—	—	—	0.5
Theatre exit costs (4)	—	—	0.1	0.1
Insured losses (recoveries) (5)	(0.3)	(0.2)	(0.2)	0.2
Debt conversion expense (6)	—	1.4	—	15.3
Other non-recurring (7)	—	0.1	—	0.1
Total Adjusted EBITDA	$40.4	$52.3	$72.5	$76.5

The following tables set forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Third Quarter, F2025				First Three Quarters, F2025
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$12.3	$16.4	$(6.0)	$22.7	$21.8	$14.5	$(20.9)	$15.3
Depreciation and amortization	10.2	6.3	0.4	16.8	31.3	19.8	1.2	52.3
Loss (gain) on disposition of property, equipment and other assets	(0.3)	0.2	—	(0.1)	(1.5)	0.2	—	(1.3)
Share-based compensation (2)	0.2	0.3	0.8	1.2	0.9	0.9	4.5	6.2
Theatre exit costs (4)	—	—	—	—	0.1	—	—	0.1
Insured losses (recoveries) (5)	(0.3)	—	—	(0.3)	(0.2)	—	—	(0.2)
Total Adjusted EBITDA	$22.1	$23.1	$(4.8)	$40.4	$52.3	$35.4	$(15.3)	$72.5

	Third Quarter, F2024				First Three Quarters, F2024
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$21.8	$17.0	$(6.0)	$32.8	$18.8	$18.0	$(18.4)	$18.4
Depreciation and amortization	11.3	5.8	0.1	17.3	33.9	15.7	0.4	50.0
Loss (gain) on disposition of property, equipment and other assets	0.1	—	—	0.1	0.1	—	—	0.1
Share-based compensation (2)	0.2	0.3	1.8	2.2	0.8	0.8	5.6	7.2
Impairment charges (3)	—	—	—	—	0.5	—	—	0.5
Theatre exit costs (4)	—	—	—	—	0.1	—	—	0.1
Insured losses (recoveries) (5)	(0.2)	—	—	(0.2)	0.2	—	—	0.2
Other non-recurring (7)	—	—	0.1	0.1	—	—	0.1	0.1
Total Adjusted EBITDA	$33.2	$23.1	$(4.0)	$52.3	$54.4	$34.5	$(12.4)	$76.5
(1)Includes a gain from an insurance settlement of $4.5 million related to insured property damage at one theatre location in the third quarter of fiscal 2025.
(2)Non-cash expense related to share-based compensation programs.
(3)Non-cash impairment charges related to one permanently closed theatre location in the second quarter of fiscal 2024.
(4)Reflects non-recurring costs related to the closure and exit of one theatre location in the first quarter of fiscal 2025 and one theatre location in the second quarter of fiscal 2024.
(5)Repair costs and insurance recoveries related to insured property damage at one theatre location that are non-operating in nature.
(6)Debt conversion expense resulting from repurchases of $99.9 million aggregate principal amount of Convertible Notes. See Convertible Senior Notes Repurchases in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
(7)Other non-recurring includes professional fees related to convertible debt repurchase transactions.

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

Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 90-year history and our financial position remains strong. As of September 30, 2025, we had a cash balance of approximately $7.4 million, $206.6 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.26, and our net leverage ratio was 1.69x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	September 30, 2025	December 26, 2024
Long-term debt (GAAP measure) (1)	$162.0	$159.1
Finance lease obligations (GAAP measure) (2)	11.8	13.0
Less: Cash and cash equivalents	(7.4)	(40.8)
Net Debt	$166.4	$131.3

Net Debt	$166.4	$131.3
LTM Adjusted EBITDA (3)	98.3	102.4
Net Leverage (Net Debt to Adjusted EBITDA)	1.69x	1.28x

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
Financial Condition
Net cash provided by operating activities totaled $35.4 million during the first three quarters of fiscal 2025, compared to net cash provided by operating activities of $51.4 million during the first three quarters of fiscal 2024. The $16.0 million decrease in net cash provided by operating activities was primarily due to a $14.4 million unfavorable impact from the seasonal timing of payments of accounts payable, a $3.0 million increase in prepaid and other assets and a $15.3 million non-cash debt conversion expense in the prior year that did not recur, partially offset by a $15.5 million increase in net earnings, increases in non-cash depreciation and amortization, and favorable timing of collections of accounts receivable.
Net cash used in investing activities during the first three quarters of fiscal 2025 totaled $46.6 million, compared to net cash used in investing activities of $58.4 million during the first three quarters of fiscal 2024. The decrease in net cash used in investing activities of $11.8 million was the result of a decrease in net contributions to hotel joint ventures in the prior year period that did not recur, $8.2 million in proceeds from the sale of trading securities during the first three quarters of fiscal 2025 compared to $1.1 million in purchases of trading securities in the first three quarters of fiscal 2024, and $4.5 million in insurance settlement proceeds during the first three quarters of fiscal 2025, partially offset by an increase of $7.0 million in capital expenditures. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $60.8 million during the first three quarters of fiscal 2025 compared to $53.8 million during the first three quarters of fiscal 2024. In fiscal 2024, we contributed $5.6 million for the purchase of joint venture interests in The Lofton Hotel, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors.
Fiscal 2025 first three quarters cash capital expenditures included approximately $18.4 million incurred in our theatre division, primarily related to normal maintenance capital projects. We incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2025 of approximately $39.5 million, including costs related to guest room renovations at Hilton Milwaukee, golf short course construction at Grand Geneva Resort & Spa and normal maintenance capital projects. We incurred corporate capital expenditures during the first three quarters of fiscal 2025 of approximately $2.9 million, which includes $1.2 million for the purchase of land acquired in a 1031 tax-deferred exchange for future development, and the final costs related to office construction for the relocation of our corporate and divisional headquarters that occurred during fiscal 2024.
Net cash used in financing activities during the first three quarters of fiscal 2025 totaled $22.9 million compared to net cash used in financing activities of $19.8 million during the first three quarters of fiscal 2024. During the first three quarters of fiscal 2025, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $156.0 million of new short-term revolving credit facility borrowings, and we made $143.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2025 (net $13.0 million increase in borrowings on our credit facility). We ended the third quarter of fiscal 2025 with $13.0 million of outstanding borrowings under our revolving credit facility. During the first three quarters of fiscal 2024, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $81.0 million of new short-term revolving credit facility borrowings, and we made $81.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2024 (net zero increase in borrowings on our credit facility).
Principal payments on long-term debt were approximately $10.4 million during the first three quarters of fiscal 2025 compared to payments of $11.0 million during the first three quarters of fiscal 2024.
During the first three quarters of fiscal 2024, we received $100.0 million of cash proceeds from the issuance of senior notes.
During the first three quarters of fiscal 2024, we paid $102.5 million in cash for the Convertible Notes Repurchases (as defined below) and related transaction costs. We received $13.2 million in cash from the proportionate unwind of the Capped Call Transactions in connection with the Convertible Notes Repurchases during the first three quarters of fiscal 2024. See “2024 Convertible Senior Notes Repurchases” for further discussion below.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.26 at September 30, 2025, compared to 0.26 at December 26, 2024.
During the first three quarters of fiscal 2025, we repurchased 1.0 million shares of our common stock for $16.2 million in the open market, compared to 0.7 million shares of our common stock for $9.7 million in the open market during the first three quarters of fiscal 2024. As of September 30, 2025, approximately 0.7 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Subsequent to the end of the third quarter of fiscal 2025, on October 30, 2025, the Board of Directors approved the repurchase of up to 4.0 million additional shares of the Company’s common stock, resulting in 4.7 million shares remaining available for repurchase under Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first three quarters of fiscal 2025 were $6.8 million. Dividends paid during the first three quarters of fiscal 2024 were $6.6 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
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
In connection with the Convertible Notes Repurchases, we entered into unwind agreements with the Capped Call Counterparties to terminate a portion of the Capped Call Transactions equal to the notional amounts of the Convertible Notes Repurchases, and to receive aggregate cash of $18.3 million effected over three separate unwind tranches.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2024, except for the addition of, and the revision to, the risk factors set forth below, respectively, which were previously included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025:

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$—	—	1,262,090
August 1 - August 31	476,707	15.14	476,707	785,383
September 1 - September 30	123,318	15.37	123,318	662,065
Total	600,025	$15.19	600,025	662,065
(1)Through September 30, 2025, our Board of Directors had authorized the repurchase of up to approximately 11.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 30, 2025, we had repurchased approximately 11.0 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

THE MARCUS CORPORATION

DATE: October 31, 2025	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: October 31, 2025	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1