Form 10-K
period 2025-12-31
MARCUS CORP
filed 2026-02-27
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates as of June 30, 2025 was approximately $300,567,941. This value includes all shares of the registrant’s common stock, except for treasury shares and shares beneficially owned by the registrant’s directors and executive officers listed in Part I below.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock outstanding at February 23, 2026 – 23,791,814
Class B common stock outstanding at February 23, 2026 – 6,984,584
Portions of the registrant’s definitive Proxy Statement for its 2026 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year, will be incorporated by reference into Part III to the extent indicated therein upon such filing.

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
As of December 31, 2025, our theatre operations included 78 movie theatres with 985 screens throughout 17 states (Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia), including one movie theatre with 14 screens in Minnesota owned by a third party and managed by us. Our movie theatres operate under the Marcus Theatres, Movie Tavern by Marcus, and BistroPlex brands. We also operate a family entertainment center, Funset Boulevard, that is adjacent to one of our theatres in Appleton, Wisconsin. As of the date of this Annual Report, we are the 4th largest theatre circuit in the United States.
As of December 31, 2025, our hotels and resorts operations included seven wholly-owned and operated hotels and resorts in Wisconsin, Illinois, and Nebraska. We also manage nine hotels, resorts and other properties for our joint ventures and third parties in Wisconsin, California, Minnesota, Nevada, Nebraska, Illinois, Iowa, and Pennsylvania. As of December 31, 2025, we owned or managed approximately 4,700 hotel and resort rooms.

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
Strategic Plans
Please see our discussion under “Current Plans” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Theatre Operations
At the end of fiscal 2025, we owned or operated 78 movie theatre locations with a total of 985 screens in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia. Included in our portfolio is a single movie theatre location with 14 screens in Minnesota that we manage for a third party. We averaged 12.6 screens per location at the end of fiscal 2025, 2024 and 2023. Our 77 company-owned facilities include 46 megaplex theatres (12 or more screens), representing approximately 71% of our total screens, 30 multiplex theatres (two to 11 screens) and one single-screen theatre.
We invested approximately $340 million, excluding acquisitions, to further enhance the movie-going experience and amenities in new and existing theatres over the last ten years. These investments include:
New theatres. In October 2019, we opened the eight-screen Movie Tavern® by Marcus theatre in Brookfield, Wisconsin. This theatre became the first Movie Tavern by Marcus in Wisconsin. It includes eight auditoriums, each with laser projection and comfortable DreamLoungerSM recliner seating, a full-service bar and food and drink center, and a delivery-to-seat service model that also allows guests to order food and beverage via our mobile app/web, in-seat QR code or in-theatre kiosk. We will consider additional sites for potential new theatre locations in both new and existing markets in the future.
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
We will continue to consider potential acquisitions as well as consider management agreements. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by hundreds of smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
DreamLounger recliner additions. These luxurious, state-of-the-art recliners allow guests to go from upright to a full-recline position in seconds. These seat changes require full auditorium remodels to accommodate the necessary 84 inches of legroom, resulting in the loss of approximately 50% of the existing traditional seats in an average auditorium. To date, the addition of DreamLoungers has increased attendance in the years following installation at each of our applicable theatres, outperforming nearby competitive theatres and growing the overall market attendance in most cases. During fiscal 2024, we added DreamLounger seating at one Movie Tavern theatre. As of December 31, 2025, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 86% of our company-owned theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 31, 2025, we offered our DreamLounger recliner seating in approximately 88% of our company-owned screens, a percentage we believe to be the highest among the largest theatre chains in the nation.

UltraScreen DLX®, SuperScreen DLX® (DreamLounger eXperience) and ScreenX conversions. We introduced one of the first PLF presentations to the industry when we rolled out our proprietary UltraScreen® concept over 25 years ago. We later introduced our UltraScreen DLX concept by combining our premium, large-format presentation with DreamLounger recliner seating and Dolby® Atmos™ immersive sound to elevate the movie-going experience for our guests. Most of our PLF screens now include the added feature of heated DreamLounger recliner seats. In fiscal 2023, we introduced our first ScreenX auditorium featuring 270-degree projection providing guests with an immersive viewing experience. From fiscal 2019 through fiscal 2025, we converted one existing screen at an acquired theatre to UltraScreen DLX, opened one new UltraScreen DLX at an acquired theatre, converted 38 existing screens to SuperScreen DLX, opened one new SuperScreen DLX auditorium at a newly built Movie Tavern by Marcus theatre, and converted four existing screens to ScreenX. As of December 31, 2025, we had 31 UltraScreen DLX auditoriums, one traditional UltraScreen auditorium, 87 SuperScreen DLX auditoriums (a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound), four ScreenX and three IMAX® PLF screens at 64 of our theatre locations. As of December 31, 2025, we offered at least one PLF screen in approximately 83% of our company-owned theatres – once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience. We continue to evaluate opportunities to convert additional existing screens to SuperScreen DLX or ScreenX.
Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our nearly 70 years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. The concepts we offer include:
•Take Five® Lounge, Take Five Express and The Tavern – These full-service bars offer an inviting atmosphere and a chef-inspired dining menu, along with a complete selection of cocktails, locally-brewed beers and wines. We also offer full liquor service through the concession stand at two theatres. We operate 18 bars known as The Tavern. As of December 31, 2025, we offered bars/full liquor service at 48 theatres, representing approximately 62% of our company-owned theatres.
•Zaffiro’s® Express – These outlets offer lobby dining that includes appetizers, sandwiches, salads, desserts and our signature Zaffiro’s THINCREDIBLE® handmade thin-crust pizza. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. Our number of theatres with this concept totaled 29 as of December 31, 2025, representing approximately 51% of our company-owned theatres (excluding our in-theatre dining theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
•Reel Sizzle – This signature dining concept serves menu items inspired by classic Hollywood and the iconic diners of the 1950s. We offer Americana fare like burgers and chicken sandwiches prepared on a griddle behind the counter, along with chicken tenders, crinkle-cut fries, ice cream and signature shakes. As of December 31, 2025, we operated nine Reel Sizzle outlets at our company-owned theatres.
•Other in-lobby dining – We also operate one Hollywood Café at an existing theatre, and three theatres offer in-lobby dining concepts sold through the concession stand.
•In-theatre dining – As of December 31, 2025, we offered a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 20 theatres, representing approximately 26% of our company-owned theatres, through two service models. At 14 theatres we offer in-theatre dining operating under the BistroPlex® and Movie Tavern by Marcus brands with ordering at the bar, online, mobile app/web, and in select locations with servers, for food delivery to seats. In addition, at 6 theatres with in-theatre dining operating under the Movie Tavern by Marcus and Marcus Theatres brands, we also offer the same complete menu available to order at the concession stand in addition to ordering with online, mobile app/web for delivery to seats or pickup at the concession stand.
Including these dining concepts, as of December 31, 2025, we offered one or more expanded food & beverage option in 59 theatres, representing approximately 77% of our company-owned theatres.

•In-lobby concession stands – In addition to these dining concepts, all of our Marcus Theatres locations offer traditional concessions sold through in-lobby concession stands. While all of our Movie Tavern by Marcus locations offer in-theatre dining, in fiscal 2022 we began adding in-lobby concession stands to acquired Movie Tavern by Marcus locations to enhance concessions sales and reduce labor costs. As of December 31, 2025, we operated in-lobby concession stands at six of our 19 Movie Tavern by Marcus theatres.
We sell food and beverage concessions in all of our movie theatres. We believe that a wide variety of food and beverage items, properly merchandised, increases concession revenue per patron. Although popcorn and soda remain the traditional favorites with moviegoers, we continue to upgrade our available concessions by offering varied choices. For example, some of our theatres offer hot dogs, pizza, ice cream, pretzel bites, frozen yogurt, coffee, mineral water and juices. We have also added self-serve soft drink dispensers and grab-and-go candy, frozen treat and bottled drink kiosks to many of our theatres. In addition, we sell movie-themed merchandise, including branded and film-specific items, which has expanded in the last year generating incremental revenue while providing guests with additional ways to engage with the moviegoing experience. In recent years, we have added signature cocktail and dining concepts as described above. The response to our food and beverage offerings has been very positive, and we continue to evaluate opportunities to expand these food and beverage concepts at additional locations in the future.
We offer a “Value Tuesday” promotion at every theatre in our circuit that includes discounted admission and a free complementary-size popcorn to our loyalty program members. We have seen our Tuesday attendance increase dramatically since the introduction of the Tuesday promotion. We believe this promotion has increased movie-going frequency and reached a customer who may have stopped going to the movies because of price. Our Value Tuesday promotion currently features $6 admission for Magical Movie Rewards (MMR) members, $7 admission for non-MMR customers, and a free complementary-size popcorn. We also offer a “Student Thursday” promotion at all of our locations that has been well received by that particular customer segment. In addition, we offer a “Young-at-Heart” program for seniors on Friday afternoons that offers promotions on concessions. During fiscal 2024, we also introduced an Everyday Matinee promotion for seniors and children, offering a discounted admission for showtimes before 4 p.m. on all days of the week.
We offer what we believe to be a best-in-class customer loyalty program called Magical Movie Rewards. We currently have approximately 6.9 million members enrolled in the program. Approximately 50% of all box office transactions and 44% of total transactions in our theatres during fiscal 2025 were completed by registered members of the loyalty program. The program allows members to earn points for each dollar spent and access special offers available only to members. The rewards are redeemable at the box office, concession stand or at the many Marcus Theatres® food and beverage venues. In addition, we have partnered with Movio, a global leader in data analysis for the cinema industry, to allow more targeted communication with our loyalty members. The software provides us with insight into customer preferences, attendance habits and general demographics, which we believe helps us deliver customized communication to our members. In turn, members of this program can enjoy and plan for a more personalized movie-going experience. The program also gives us the ability to cost effectively promote non-traditional programming and special events, particularly during non-peak time periods. We believe that this results in increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and ultimately, improved operating results.
In November 2024, we launched our Marcus Movie Club subscription program across our theatre circuit. For $9.99 per month or a discounted annual membership, moviegoers who join Marcus Movie Club receive a credit to see any 2D movie each month with rollover of unused credits, a 20% discount on food and beverage, unlimited access to additional companion tickets for $9.99, waived ticket surcharge fees, and starting in November 2025, free Marcus Mystery Movies.
We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile app, QR code mobile food and beverage ordering, and our marcustheatres.com website. Our mobile app offers food and beverage ordering capabilities at all of our theatres. We have continued to install additional theatre-level technology, such as new QR code food and beverage ordering at certain theatres, digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve the customer experience, both at the theatre and through mobile platforms and other electronic devices.

Digital projection technology throughout our circuit provides us with additional opportunities to obtain non-motion picture alternative content programming from other new and existing content providers, including live and pre-recorded performances of the Metropolitan Opera, as well as sports, concerts and other events, at many of our locations. We offer weekday and weekend alternative content programming at many of our theatres across our circuit. This special programming includes classic movies, live performances, comedy shows and children’s performances. We believe this type of programming is more impactful when presented on the big screen and provides an opportunity to continue to expand our audience base beyond traditional moviegoers.
Revenues for the theatre business, and the motion picture industry in general, are heavily dependent on the general audience appeal of available films and the level of studio marketing, advertising and support campaigns, factors over which we have no control. Historically, a limited number of highly successful films has generated a meaningful portion of our total admission revenues. In the years before the COVID-19 pandemic, this concentration of films was complimented by a broader and more consistent slate of mid and lower-tier releases. In the years preceding the pandemic, our top 15 performing films accounted for 42% and 48% of our total admissions revenue in fiscal 2018 and fiscal 2019, respectively. More recently, our top 15 films accounted for 54% and 49% of our fiscal 2024 and 2025 total admission revenues, respectively, reflecting increased reliance on blockbuster releases and reduced depth and consistency in the remaining film slate.
We obtain our films from several national motion picture production and distribution companies, and while we are not dependent on any single motion picture supplier, the film distribution business is highly concentrated with additional consolidation possible in the future. Our booking, advertising, concession purchases and promotional activities are handled centrally by our administrative staff.
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
Our goals from digital cinema included delivering an improved film presentation to our guests, increasing scheduling flexibility, providing a platform for additional 3D presentations as needed, as well as maximizing the opportunities for alternate programming that may be available with this technology. As of December 31, 2025, we had the ability to offer digital 3D presentations in 330, or approximately 34%, of our company-owned screens, including the vast majority of our UltraScreens. We have the ability to increase the number of digital 3D capable screens we offer to our guests in the future as needed, based on the number of digital 3D films anticipated to be released during future periods and our customers’ response to these 3D releases.
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

Hotels and Resorts Operations
Owned and Operated Hotels and Resorts
The Pfister® Hotel
We own and operate The Pfister Hotel, which is located in downtown Milwaukee, Wisconsin. The Pfister Hotel is a full-service luxury hotel and has 307 guest rooms (including 71 luxury suites), the exclusive Pfister VIP Club Lounge, two restaurants (including our signature restaurant, Mason Street Grill®), three cocktail lounges, a state-of-the-art WELL Spa® + Salon, a high-tech executive boardroom, high-end retail space leased to tenants and a 275-car parking ramp. The Pfister also has 25,000 square feet of banquet and convention facilities, including one of the largest ballrooms in the Milwaukee metropolitan area. In 2025, The Pfister Hotel earned its 49th consecutive AAA Four Diamond Award from the American Automobile Association, which represents every year the award has been in existence. The hotel continues to be nationally recognized among the Top Historic Hotels in the United States by USA Today 10Best Readers’ Choice Awards and was again named one of the Top Hotels in the Midwest by Condé Nast Traveler’s Readers’ Choice Awards. The Pfister has also been recognized by U.S. News & World Report as one of the top hotels in Milwaukee. The Pfister currently holds the TripAdvisor® Travelers’ Choice distinction and is a member of Preferred Hotels and Resorts, an organization of independent luxury hotels and resorts, and Historic Hotels of America. During fiscal 2023, we completed renovations to the hotel ballrooms and meeting spaces, followed by comprehensive updates to the lobby and historic tower guest rooms in fiscal 2024.
Hilton Milwaukee
We own and operate the Hilton Milwaukee, a 554-room, full-service hotel located in the heart of downtown Milwaukee. The hotel has three restaurants (including our first Miller Time® Pub & Grill and the award-winning Milwaukee ChopHouse), a cocktail lounge, a Starbucks® outlet and an 870-car parking ramp. Directly connected to the Baird Center convention facility by skywalk, the hotel offers more than 30,000 square feet of meeting and event spaces with state-of-the-art technologies. In fiscal 2025, we completed an extensive renovation of the hotel’s meeting & event spaces, lobby, entrance, lobby lounge and 554 of the hotel’s 729 guestrooms. On January 1, 2026, we removed the remaining 175 guestrooms located in the west wing of Hilton Milwaukee from available inventory. These rooms were reopened in early 2026 as an independent hotel called The Marc Hotel.
The Marc Hotel
We own and operate The Marc Hotel, an independent 175-room, limited-service hotel located in downtown Milwaukee, which opened in early 2026 in the former west wing of Hilton Milwaukee. The Marc offers 175 guest rooms with modern amenities, including flat-screen TVs, mini-refrigerators, coffee and tea makers, and spacious workstations, along with a 24-hour front desk and lobby market. Ideally located with direct connectivity to the Baird Center, the hotel accommodates guests seeking a convenient limited-service hotel option.
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
The Grand Geneva® Resort & Spa
We own and operate the Grand Geneva Resort & Spa in Lake Geneva, Wisconsin. This destination resort is located on 1,300 acres and includes 358 guest rooms, 29 studio, one, two and three bedroom villas, the exclusive Geneva Club Lounge, over 60,000 square feet of banquet, meeting and exhibit space, including 13,000 square feet of ballroom space, three specialty restaurants, two cocktail lounges, two championship golf courses, a ski hill, indoor and outdoor tennis courts, three swimming pools, a WELL Spa + Salon and fitness complex, and horse stables. In 2025, Grand Geneva Resort & Spa earned its 29th consecutive AAA Four Diamond Award from the American Automobile Association. The resort was also recognized as the top Midwest Resort by Conde Nast Traveler’s 2025 Readers’ Choice Awards, a Top 5 Midwest Resort by Travel + Leisure World’s Best 2025, a Best in Wisconsin hotel and resort by US News & World Report, the best resort venue from Wisconsin Bride Best of 2025, and received four Stella Awards in the Midwest category from Northstar Meetings Group. Major renovations to Grand Geneva Resort & Spa include the reception and lobby bar areas in 2021, the guest rooms in 2023, and the resort’s ballrooms and meeting space in 2024. The addition of an 11-hole golf short-course was completed in 2025 and will open in spring 2026.
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
Saint Kate® – The Arts Hotel
We own and operate Saint Kate – The Arts Hotel, located in the heart of Milwaukee’s theatre and entertainment district. Saint Kate – The Arts Hotel features 219 art-inspired guestrooms, 13,000 square feet of flexible meeting space, 11 event rooms, two restaurants, and two bars and lounge areas. The hotel also includes a theatre with programming that features lectures and theatrical and musical performances, six unique gallery and other event spaces that host rotating exhibitions, screenings, workshops and more. In 2025, Saint Kate – The Arts Hotel continued to hold the AAA Four Diamond Award from the American Automobile Association, was recognized as one of the top hotels on TripAdvisor’s® national Best of the Best Hotels list, and was highlighted as the top hotel in Milwaukee by U.S. News & World Report.
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
We manage The Garland hotel in North Hollywood, California. The Garland hotel features 257 guest rooms and suites, over 25,000 square feet of indoor/outdoor meeting and event space - including a 130-seat theater, a ballroom, and an outdoor event venue ideal for weddings and social events, a well-equipped fitness center, an outdoor swimming pool with two hot tubs, and an OpenTable awarded on-site restaurant, The Front Yard. The mission-style hotel is located on seven acres near Universal Studios Hollywood and serves as a preferred hotel for the theme park. The Garland has been recognized by leading publications including TimeOut Los Angeles, Forbes, The Independent, Medium, Conde Nast Traveler, and The Infatuation for its standout accommodations, family-friendly appeal, and exceptional dining experiences in Los Angeles.
We manage the Hilton Minneapolis/Bloomington in Bloomington, Minnesota. This contemporary full-service hotel offers 256 rooms, 11,667 square feet of meeting space, an indoor swimming pool, a fitness center, and the Bloomington ChopHouse and Olive Lounge. The hotel is a recognized service leader within the industry having earned Hilton’s 2025 Make it Right Award, WeddingWire’s Couples’ Choice Award in 2025, The Knot’s Best of Weddings in 2025, Bloomington Chophouse’s Wine Spectator Award in 2025, and Hilton’s Award of Excellence in 2024.

We manage the Omaha Marriott Downtown at The Capitol District hotel. The 333-room, 12-story full service hotel serves as an anchor for the Capitol District, an upscale urban destination dining and entertainment community in downtown Omaha, Nebraska. The hotel currently holds the TripAdvisor® Travelers’ Choice distinction, is ranked the #1 hotel in Omaha by TripAdvisor® and has been a top finalist for Omaha Magazine’s Best of Omaha and the Omaha Readers’ Choice Awards for nine consecutive years since opening in 2017. In 2025, The Omaha Marriott Downtown was awarded the prestigious Omaha Metropolitan Area Tourism Award for “Best Hotel” by Visit Omaha for the second time. For the past 4 years, the Omaha Marriott Downtown was nominated in the hotel category for Conde Nast Traveler Readers’ Choice Awards and has named in the U.S. News Best Hotels in Omaha and Nebraska rankings. The hotel was the 2025 Platinum Winner for Urban Hotel presented by the Muse Hotel Awards, following its previous gold award in 2022. Additionally, the Omaha Marriott Downtown has been listed as Nebraska’s Leading Hotel by the World Travel Awards for four consecutive years and continues to be recognized in numerous other publications.
We manage the Hyatt Regency Coralville Hotel & Conference Center in Coralville, Iowa. The 288-room hotel is the anchor for the thriving Iowa River Landing District, which is home to many local shops, restaurants, and event and entertainment venues, including Xtream Arena. Hyatt Regency Coralville, a 2025 TripAdvisor Traveler’s Choice Award Winner, is located just a few miles from the University of Iowa’s college athletic events, museums, and more. The hotel’s refreshed conference center includes over 80,000 square feet of event space including two ballrooms, two outdoor terraces, expansive pre-function space, an exhibit hall, and breakout meeting rooms to accommodate many types of events. A comprehensive renovation of the hotel’s guestrooms and fitness center was completed in 2023 and its fully renovated restaurant, Watermill Kitchen + Bar, opened in early 2024, winning the Corridor Business Journal’s Best New Restaurant of 2025.
We manage the 248-room Kimpton Hotel Monaco Pittsburgh. This hotel is our first full-service hotel in Pennsylvania and the first Kimpton in the Marcus Hotels and Resorts portfolio. The hotel also includes approximately 11,300 square feet of meeting space, The Commoner® full-service restaurant and a seasonal rooftop beer garden. We own a 10% minority equity interest in this hotel. In 2025, the hotel was recognized as IHG Luxury and Lifestyle Franchised Hotel of the Year in the U.S. and Canada and named the #8 hotel in the Mid-Atlantic by Conde Nast Traveler Readers’ Choice Awards. Additionally, the hotel was named #1 in Pittsburgh by U.S. News & World Report and received the 2025 AAA Four Diamond Award from the American Automobile Association.
We manage The Lofton® Hotel in the heart of downtown Minneapolis, Minnesota. The 251-room hotel is ideally located next to sports venues, theatres, shopping, and live music. The full-service lifestyle property features 11,600 square feet of event space along with two dining outlets: Mezzo Mezzo and Cosmos Restaurant. We own a 24.7% minority equity interest in this hotel. The hotel is recognized as a AAA Three Diamond Hotel from the American Automobile Association and was noted in a recent study done by Maid Sailors as the cleanest hotel in the cleanest hotel market of Minneapolis. Additionally, The Lofton Hotel is scheduled to undergo renovations in 2026 including various updates to guest rooms, outlets, and public spaces.
We also provide hospitality management services, including check-in, housekeeping and maintenance, for a vacation ownership development adjacent to the Grand Geneva Resort & Spa branded as the Holiday Inn Club Vacations at Lake Geneva Resort. The development includes 68 two-room timeshare units (136 rooms) and a timeshare sales center.
We also manage two condominium hotels, Timber Ridge Lodge & Waterpark and Platinum Hotel & Spa, under long-term management contracts. Our share of revenues from the rental of hotel rooms is larger at these locations than typical hotel management contracts because, under agreed-upon rental programs, room revenues are shared at a defined percentage with individual condominium owners. In addition, we generally own the other revenue producing areas of these facilities, including all restaurants, lounges, spas and gift shops, as applicable, and retain all of the revenues from these outlets.
Timber Ridge Lodge & Waterpark is an indoor/outdoor waterpark and condominium hotel complex in Lake Geneva, Wisconsin. Timber Ridge Lodge & Waterpark is a 225-unit condominium hotel on the same campus as the Grand Geneva Resort & Spa. Timber Ridge Lodge & Waterpark also has meeting rooms totaling 3,500 square feet, a general store, a full-service restaurant, a snack bar and an entertainment arcade with mini bowling. The indoor waterpark and on-site restaurant underwent a comprehensive renovation in 2023. In 2025, Timber Ridge was named #5 in USA Today’s 10Best Indoor Waterparks.
Platinum Hotel & Spa is a condominium hotel in Las Vegas, Nevada just off the Las Vegas Strip, and own the hotel’s public space. The Platinum Hotel & Spa has 255 one and two-bedroom suites. This non-gaming, non-smoking hotel also has a lounge, an indoor-outdoor heated pool and 14,897 square feet of meeting space, including 6,336 square feet of outdoor space. We own 16 previously unsold condominium units at the Platinum Hotel & Spa. In 2025, the Platinum Hotel & Spa was recognized as a top hotel in Las Vegas by Conde Nast Traveler Readers’ Choice Awards.
We own the SafeHouse restaurant in Milwaukee, Wisconsin. The spy-themed restaurant and bar has operated since 1966, making it a Milwaukee icon for locals and tourists alike. We have owned and operated SafeHouse since 2015.
Our Wisconsin Hospitality Linen Service (WHLS) business unit provides commercial laundry services for our hotel and resort properties in Wisconsin and for other unaffiliated hotels in the Midwest. WHLS processed approximately 13 and 15 million pounds of linen in 2025 and 2024, respectively. WHLS has been a leader in commercial laundry services for the hospitality industry in the Midwest for over 30 years.
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
Our movie theatres compete with large national movie theatre operators, such as AMC Entertainment, Cinemark and Regal Cinemas, as well as with a wide array of smaller first-run exhibitors. Movie exhibitors also face competition from a number of other movie exhibition delivery systems, such as streaming services, premium video-on-demand (PVOD), digital downloads, video-on-demand, pay-per-view, network and syndicated television. We also face competition from other forms of entertainment competing for the public’s leisure time and disposable income including, but not limited to, sporting events, live performance arts, concerts, user-generated short-form content platforms such as YouTube and social media.
Our hotels and resorts compete with the hotels and resorts operated and/or franchised by Hyatt Corporation, Marriott Corporation, Hilton Worldwide and others, along with other regional and local hotels and resorts. We also face competition from alternative channels of distribution in the travel industry, such as peer-to-peer inventory sources that allow travelers to book stays on websites that facilitate short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms, such as Airbnb, Vrbo and HomeAway. We compete for hotel management agreements with a wide variety of national, regional and local management companies based upon many factors, including the value and quality of our management services, our reputation, our ability and willingness to invest our capital in joint venture projects, the level of our management fees and our relationships with property owners and investors.
We believe that the principal factors of competition in both of our businesses, in varying degrees, are the price and quality of the product, quality and location of our facilities and customer service. We believe that we are well positioned to compete on the basis of these factors.
Seasonality
Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. Our second and third fiscal quarters often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December has historically had an impact on the results of our fiscal first and fourth quarters in that division. See the General section within Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further discussion of the change in our fiscal year beginning in fiscal 2025.
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
Employees
As of December 31, 2025, we had approximately 8,390 employees, approximately 72% of whom were employed on a variable or part-time basis. A number of our employees at The Pfister Hotel and the Hilton Milwaukee are covered by collective bargaining agreements which will expire on February 14, 2028, May 31, 2028, June 30, 2028, and December 31, 2029. A number of our employees at the Lofton Hotel are covered by a collective bargaining agreement which expires November 1, 2026. A number of our employees at the AC Chicago Hotel are covered by a collective bargaining agreement which expires December 23, 2029. A number of employees at Hilton Madison Monona Terrace organized as a union during fiscal 2025, and we are currently negotiating a collective bargaining agreement with these employees. As of the end of fiscal 2025, approximately 8% of our employees were covered by collective bargaining agreements, of which approximately 12% were covered by an agreement that will expire on or before December 31, 2026.
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
Operational Risks
A pandemic or epidemic may have a material adverse effect on our theatre and hotels and resorts businesses, results of operations, liquidity, cash flows, financial condition, access to credit markets and ability to service our existing and future indebtedness, and future pandemics or epidemics may have similar material adverse effects in the future.
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
The financial results of our movie theatre business and the motion picture industry in general are heavily dependent on the general audience appeal of available films, together with studio marketing, advertising and support campaigns, factors over which we have no control. The relative success of our movie theatre business will continue to be largely dependent upon the quantity and audience appeal of films made available by the movie studios and other producers. Poor performance of films, a disruption in the production of films due to events such as a strike by actors, writers or directors, or a reduction in the marketing efforts of the film distributors to promote their films could have an adverse impact on our business and results of operations. Our industry experienced a significant reduction in the quantity of films available to exhibit in theatres in the years following the COVID-19 pandemic. The quantity of new film releases available for theatrical exhibition during fiscal 2023 and fiscal 2024 was negatively impacted by the shutdown of movie production during the Writers Guild of America (WGA) and Screen Actors Guild - American Federation of Television and Radio Artists (SAG-AFTRA) labor strikes that occurred during fiscal 2023. Studios may also determine that certain types of films will not be released for theatrical exhibition and will go straight to streaming services, further impacting the quantity of films available. Also, our quarterly results of operations are significantly dependent on the quantity and audience appeal of films that we exhibit during each quarter. As a result, our quarterly results may be unpredictable and somewhat volatile.
Our financial results may be adversely impacted by unique factors affecting the theatre exhibition industry, such as the shrinking video release window, the piracy of feature films and the increasing use of alternative film distribution channels and other competing forms of entertainment.
Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is released to other channels, including streaming services, video on-demand (“VOD”) and DVD, has decreased from approximately six months to approximately 45 days and in some more limited instances, films have been immediately released to such alternative channels without any theatrical release. Some studios have created shorter premium VOD (“PVOD”) windows, including a 17-day PVOD window for certain films and a 30 to 60-day PVOD window for certain more successful films. In addition, some studios have released certain films theatrically and on their proprietary streaming services on the same day and date. Although other major studios have not taken this approach and several have reaffirmed their commitment to an exclusive theatrical distribution window for film releases, we can provide no assurance that these release windows, which are determined by the film studios and are subject to negotiation and acceptance by exhibitors, will not shrink further, which could have an adverse impact on our movie theatre business and results of operations. Variable or shorter theatrical-to-PVOD windows may condition consumers to wait for home releases, particularly for non-blockbuster titles.
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
The impact from the adoption of artificial intelligence (“AI”) technology in film and content production continues to rapidly evolve in the industry. The adoption of generative AI in filmmaking may lead to a higher volume of low-cost, high-quality content available directly to consumers. Additionally, potential labor disputes or intellectual property litigation related to AI usage could disrupt the studio production pipeline, leading to delays in our film supply.
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
We face competition for movie theatre patrons from a number of alternative motion picture distribution channels, such as network, cable and satellite television, video on-demand, pay-per-view television, digital downloads and streaming services. In some cases, streaming services are producing theatrical-quality original content that is bypassing the theatrical release window entirely. Periodically, internet ticketing intermediaries introduce services and products with the stated intention of increasing movie-going frequency. The actual impact these services and products may have on our relationship with the customer and our results of operations is unknown at this time. We also compete with other forms of entertainment competing for our patrons’ leisure time and disposable income such as concerts, amusement parks, sporting events, family and sports entertainment centers, home entertainment systems, user-generated short-form content platforms such as YouTube, social media, video games and portable entertainment devices including tablet computers and smart phones. An increase in popularity of these alternative film distribution channels and competing forms of entertainment may have an adverse effect on our movie theatre business and results of operations.
A deterioration in relationships with or consolidation of film distributors could adversely affect our ability to obtain commercially successful films or increase our costs to obtain such films.
We rely on the film distributors for the motion pictures shown in our theatres. The film distribution business is highly concentrated, with six major film distributors accounting for approximately 84% of U.S. box office revenues during 2025. Our business depends to a significant degree on maintaining good relationships with these distributors. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films or increase our costs to obtain such films and adversely affect our business and results of operations. Consolidation of major studios and distributors or the acquisition of a major studio and distributor by industry participants who do not distribute films to theatrical exhibition could significantly reduce the supply of film releases and have an adverse effect on our business. Because the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases and consent decrees, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually. Consolidation of major studios and distributors could limit our ability to maintain or negotiate favorable licensing terms, increasing our costs to obtain such films and adversely effecting our business and results of operations. We are periodically subject to audits on behalf of the film distributors to ensure that we are complying with the applicable license agreements.
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
In each of our businesses, we experience intense competition from national, regional and local chain and franchise operations, some of which have substantially greater financial and marketing resources than we have. Most of our facilities are located in close proximity to other facilities which compete directly with ours. The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Theatres operated by national and regional circuits and by small independent exhibitors compete with our theatres, particularly with respect to film licensing, attracting patrons and developing new theatre sites. Moviegoers are generally not brand conscious and often choose a theatre based on its location, selection of films, amenities and showtimes. With respect to our hotels and resorts division, our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value and efficiency of our lodging products and services from those offered by others. If we are unable to compete successfully in either of our divisions, this could adversely affect our results of operations.
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
Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. Our second and third fiscal quarters often produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, prior to the change in our fiscal year in fiscal 2025, the specific timing of the last Thursday in December had an impact on the results of our fiscal first and fourth quarters in that division.
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
We expect to derive most of our business from traditional channels of distribution. However, consumers also use internet travel intermediaries regularly. Some of these intermediaries are attempting to increase the importance of price and general indicators of quality (such as “four-star downtown hotel”) at the expense of brand/hotel identification. These agencies hope that consumers will eventually develop brand loyalties to their reservation system rather than to our hotels. If the amount of sales made through internet travel intermediaries increases significantly and consumers develop stronger loyalties to these intermediaries rather than to our hotels, we may experience an adverse effect on our hotels and resorts business and results of operations.

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
Under our debt agreements, we may pay a cash dividend or repurchase common stock provided we have satisfied certain financial covenants in, and are not in default under, the debt agreements. During periods of significant business disruption in the past we have suspended the payment of dividends on shares of our common stock. Ultimately, the declaration of future dividends on our common stock and authorization of common stock repurchases will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.
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
Item 2.    Properties.
We own the real estate of a substantial portion of our facilities, including, as of December 31, 2025, The Pfister Hotel, the Hilton Milwaukee, the Hilton Madison at Monona Terrace, the Grand Geneva Resort & Spa, Saint Kate – The Arts Hotel, The Lincoln Marriott Cornhusker Hotel, and the majority of our theatres. We lease the remainder of our facilities. As of December 31, 2025, we also managed two hotels for joint ventures in which we have a minority interest and 8 hotels, resorts, theatres and other properties that are owned by a third party. Additionally, we own surplus land and several former operating properties. All of our properties are suitably maintained and adequately utilized to cover the respective business segment served.

Our owned, leased and managed properties are summarized, as of December 31, 2025, in the following table:

Business Segment	Total Number of Facilities in Operation	Owned(1)	Leased from Unrelated Parties(2)	Managed for Related Parties	Managed for Unrelated Parties
Theatres:
Movie Theatres	78	43	34	—	1
Family Entertainment Center	1	1	—	—	—
Hotels and Resorts:
Hotels	14	5	1	2	6
Resorts	1	1	—	—	—
Other Properties(3)	3	—	2	—	1
Total	97	50	37	2	8
(1)Four of the movie theatres are on land leased from unrelated parties.
(2)The 34 theatres leased from unrelated parties have a total of 368 screens. One UltraScreen adjacent to an owned theatre is leased from an unrelated party.
(3)Includes a vacation ownership development adjacent to the Grand Geneva Resort & Spa owned by Orange Lake Resort & Country Club of Orlando, Florida, for which we provide hospitality management services and the SafeHouse restaurant located in Milwaukee, Wisconsin which we lease from an unrelated party and is managed by our hotels and resorts division. Also includes retail food outlets and a bar in the building complex adjacent to our Saint Kate - The Arts Hotel and corporate office that we lease from an unrelated third party and are managed by our hotels and resorts division.
Certain of the individual properties or facilities identified above are subject to purchase money or construction mortgages or commercial lease financing arrangements, but we do not consider these encumbrances, individually or in the aggregate, to be material.
All of our operating property leases expire on various dates after the end of fiscal 2026 (assuming we exercise all of our renewal and extension options).
Item 3.    Legal Proceedings.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Each of our executive officers is identified below together with information about each officer’s age, position and employment history for at least the past five years:

Name	Position	Age
Gregory S. Marcus	Chairman of the Board, President and Chief Executive Officer	61
Thomas F. Kissinger	Senior Executive Vice President, General Counsel and Secretary and Director	65
Chad M. Paris	Chief Financial Officer and Treasurer	44
Mark A. Gramz	President, Marcus Theatres	71
Michael R. Evans	President, Marcus Hotels & Resorts	55
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
Mark A. Gramz joined our company in 1971 as a part time associate. He served in various roles with the company before being named general manager of a theatre in 1976, and continued to serve in this role for other area theatres before being named district manager in 1987. In 1991, he was promoted to vice president of operations for southern Wisconsin and become senior vice president of operations in 1997. In 2012, he was named executive vice president of Marcus Theatres, and was promoted to President of Marcus Theatres in October 2022. In October 2025, we announced Mr. Gramz is expected to retire in March 2026 and will serve as an advisor to the company upon his retirement.
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
From December 31, 2020 to December 31, 2025

	12/31/20	12/30/21	12/29/22	12/28/23	12/26/24	12/31/25
The Marcus Corporation	$100.00	$133.16	$106.35	$111.37	$167.75	$121.98
Russell 2000 Index	100.00	114.99	91.61	108.46	121.74	134.40
Composite Peer Group Index(1)	100.00	107.44	68.23	105.35	197.25	173.51

_____________________
(1)Weighted 35% for the Dow Jones U.S. Hotels Index and 65% for the Company-selected Theatre Index.
(b)Market Information
Our Common Stock, $1 par value, is listed and traded on the New York Stock Exchange under the ticker symbol “MCS.” Our Class B Common Stock, $1 par value, is neither listed nor traded on any exchange.

On February 23, 2026, there were 1,414 shareholders of record of our Common Stock and 38 shareholders of record of our Class B Common Stock.
(c)Stock Repurchases
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the period indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1 - October 31	—	$—	—	4,662,065
November 1 - November 30	100,275	15.12	100,275	4,561,790
December 1 - December 31	17,357	15.48	17,357	4,544,433
Total	117,632	$15.17	117,632	4,544,433

(1)Through December 31, 2025, our Board of Directors had authorized the repurchase of up to 15.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of December 31, 2025, we had repurchased approximately 11.1 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
Item 6.    Reserved.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
Beginning in fiscal 2025, our fiscal year changed to a fiscal year ending on December 31 of each year. Fiscal 2025 was a 370 operating day year beginning on December 27, 2024 and ending on December 31, 2025 (comprised of five operating days between December 27-31, 2024, plus 365 operating days in calendar year 2025). Accordingly, for our fiscal year ended December 31, 2025, our quarterly results were for three month periods ended March 31, June 30, September 30 and December 31.
For fiscal 2024 and prior periods, we reported our consolidated and individual segment results of operations on a 52- or 53-week fiscal year ending on the last Thursday in December, dividing our fiscal year into three 13-week quarters and a final quarter consisting of 13 or 14 weeks. Fiscal 2024 was a 52-week year with 364 operating days, beginning on December 29, 2023 and ending on December 26, 2024. Fiscal 2023 was a 52-week year with 364 operating days, beginning on December 30, 2022 and ending on December 28, 2023.
Fiscal 2026 will be a 365 operating day year beginning on January 1, 2026 and ending on December 31, 2026, with quarterly results for the three month periods ending March 31, June 30, September 30 and December 31.
Our first fiscal quarter typically produces the weakest operating results in our hotels and resorts division due primarily to the effects of reduced travel during the winter months. The quality of film product in any given quarter typically impacts the operating results in our theatre division. Our second and third fiscal quarters generally produce our strongest operating results because these periods coincide with the typical summer seasonality of the movie theatre industry and the summer strength of the lodging business. Due to the fact that the week between Christmas and New Year’s Eve is historically one of the strongest weeks of the year for our theatre division, the specific timing of the last Thursday in December has historically impacted the results of our fiscal first and fourth quarters in that division. Due to the transition in our fiscal year during fiscal 2025 described above, the first quarter of fiscal 2025 included five days during the week between Christmas and New Year’s Eve, and the fourth quarter of fiscal 2025 included the entire week between Christmas and New Year’s Eve.
Our primary operations are reported in two business segments: theatres and hotels and resorts. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this MD&A can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2024. Within this MD&A amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Current Plans
Our aggregate cash capital expenditures, acquisitions and net purchases of interests in, and contributions to, joint ventures were $83.2 million during fiscal 2025, compared to $83.3 million during fiscal 2024 and $38.8 million during fiscal 2023. We currently estimate that cash capital expenditures during fiscal 2026 will be in the $50 - $55 million range, with significant investments in our hotels division now behind us as discussed below. We will, however, continue to monitor our operating results and economic and industry conditions so that we may adjust our plans accordingly.
Our current strategic plans include the following goals and strategies:
Theatres
•Maximize and leverage our current assets. We have invested approximately $340 million to further enhance the movie-going experience and amenities in new and existing theatres over the last ten years. These investments have included:
◦DreamLoungerSM recliner seating additions. As of December 31, 2025, we offered all DreamLounger recliner seating in 66 theatres, representing approximately 86% of our company-owned theatres. Including our premium, large format (PLF) auditoriums with recliner seating, as of December 31, 2025, we offered our DreamLounger recliner seating in approximately 88% of our company-owned screens, a percentage we believe to be the highest among the largest theatre chains in the nation.
◦UltraScreen DLX®, SuperScreen DLX® (DreamLounger eXperience) and ScreenX conversions. As of December 31, 2025, we had a total of 126 PLF screens at 64 of our theatre locations (31 UltraScreen DLX auditoriums, one traditional UltraScreen® auditorium, 87 SuperScreen DLX auditoriums - a slightly smaller screen than an UltraScreen but with the same DreamLounger seating and Dolby Atmos sound - four ScreenX auditoriums, and three IMAX® PLF screens). In fiscal 2023, we introduced our first ScreenX auditorium featuring 270-degree projection providing guests with an immersive viewing experience, and we added three additional ScreenX auditoriums at additional theatres in fiscal 2025. As of December 31, 2025, we offered at least one PLF screen in approximately 83% of our company-owned theatres, once again a percentage we believe to be the highest percentage among the largest theatre chains in the nation. In addition, as of December 31, 2025 we offered more than one PLF screen in approximately 62% of our company-owned theatres, which we believe gives us significant operational flexibility to maximize revenue by showing more than one major film on PLF screens at a theatre, particularly during opening weekends for films and at peak times during the year. Our PLF screens generally have higher per-screen revenues and draw customers from a larger geographic region compared to our standard screens, and we charge a premium price to our guests for this experience.
◦Signature cocktail and dining concepts. We have continued to further enhance our food and beverage offerings within our existing theatres. We believe our 50-plus years of food and beverage experience in the hotel and restaurant businesses provides us with a unique advantage and expertise that we can leverage to further grow revenues in our theatres. As of December 31, 2025, we offered bars/full liquor service under the concepts Take Five Lounge, Take Five Express and The Tavern at 48 theatres, representing approximately 62% of our company-owned theatres. In select locations without a Take Five Lounge outlet, we offer beer and wine at the Zaffiro’s Express outlet. As of December 31, 2025, we also offered one or more in-lobby dining concepts, including the pizza concept Zaffiro’s® Express and hamburger and other Americana fare concept Reel Sizzle, in 39 theatres, representing approximately 68%

of our company-owned theatres (excluding our in-theatre dining theatres). We also operate three Zaffiro’s® Pizzeria and Bar full-service restaurants.
◦In-theatre dining concepts. As of December 31, 2025, we offered a complete menu of drinks and chef-prepared salads, sandwiches, entrées and desserts at 20 theatres, representing approximately 26% of our company-owned theatres, through two service models. At 14 theatres we offer in-theatre dining operating under the BistroPlex® and Movie Tavern by Marcus brands with ordering at the bar, online, mobile app/web, and in select locations with servers, for food delivery to seats. In addition, at 6 theatres with in-theatre dining operating under the Movie Tavern by Marcus and Marcus Theatres brands, we also offer the same complete menu available to order at the concession stand in addition to ordering with online, mobile app/web for delivery to seats or pickup at the concession stand.
Including these dining concepts, as of December 31, 2025, we offered one or more expanded food & beverage option in 59 theatres, representing approximately 77% of our company-owned theatres.
◦In-lobby concession stands. In addition to these dining concepts, all of our Marcus Theatres locations offer traditional concessions sold through in-lobby concession stands. While all of our Movie Tavern by Marcus locations offer in-theatre dining, in fiscal 2022 we began adding in-lobby concession stands to acquired Movie Tavern by Marcus locations to enhance concessions sales and reduce labor costs. As of December 31, 2025, we operated in-lobby concession stands at six of our 20 in-theatre dining locations.
During fiscal 2026 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets. These strategies are expected to include:
◦Opportunistically expanding the number of our PLF formats described above to meet consumer demand. Our guests have shown a strong preference for viewing blockbuster films on the largest screen available. Our goal is to have multiple PLF auditoriums in as many theatres as physically and financially viable in order to provide PLF formats to our guests for more than one blockbuster film at a time.
◦Expanding and evolving our food and beverage operations described above. We will continue to test new concepts and enhance our existing concepts in order to provide further options to our guests and increase our average concession/food and beverage revenues per person. In fiscal 2025, we began testing new lobby concession stand queuing line configurations that integrate merchandise displays for grab-n-go candy, snacks, select food items and souvenir merchandise as part of the queuing line. We expect to expand the use of these queuing line merchandise displays to additional theatres in fiscal 2026. Strategies may also include expanded sports programming, live bingo and other entertainment options in our signature bars. Additionally, we expect to continue refining the service model at our Movie Tavern by Marcus locations to optimize the use of servers, mobile ordering, and/or add additional concession stands and maximize our food and beverage revenues. In fiscal 2025, we began testing QR code mobile food and beverage ordering for delivery to seats at select in-theatre dining locations. We expect to expand the number of locations with QR code mobile ordering, both for seat delivery and for concession stand order pickup, in fiscal 2026.
◦Evolving and investing in what we believe to be our best-in-class customer loyalty program called Magical Movie RewardsSM (“MMR”). We currently have approximately 6.9 million members enrolled in the program. Approximately 50% of all box office transactions and 44% of total transactions in our theatres during fiscal 2025 were completed by registered members of the loyalty program. We believe that this program contributes to increased movie-going frequency, more frequent visits to the concession stand, increased loyalty to Marcus Theatres and, ultimately, improved operating results. In fiscal 2026, we plan to further enhance loyalty data insights on customer preferences, habits and tendencies, facilitating more targeted and effective marketing efforts that are tailored to MMR members.
◦Modernizing pricing strategies based upon consumer demand. We currently offer a number of very successful pricing promotions, including “Value Tuesday,” “Student Thursday” and a “Young-at-Heart” program for seniors on Friday afternoons. During fiscal 2024, we also introduced an Everyday Matinee for seniors and children, offering a discounted admission for showtimes before 4 p.m. and have continued to make strategic price alterations to the program throughout fiscal 2025 to optimize revenue. We believe these promotions have increased movie going frequency and reached a customer who may have stopped going to the movies because of price, without adversely impacting the movie-going habits of our regular weekend customers. Conversely, we charge a higher ticket price for PLF screens and have implemented higher pricing on Friday and Saturday evenings during certain peak moviegoing times of the year. We expect to continue to optimize revenue management and implement additional pricing strategies based upon consumer demand.
◦Delivering a best-in-class digital experience through a feature-rich app and website ensuring a frictionless customer journey. We continue to enhance our mobile ticketing capabilities, our downloadable Marcus Theatres mobile application and our marcustheatres.com website. Our mobile application offers food and beverage ordering capabilities at all of our theatres. In fiscal 2025, we launched a redesigned ticketing website, including enhancements to streamline the ticket ordering process for mobile users with digital wallet payment methods. In early fiscal 2026, we launched a redesigned marcustheatres.com website that improves the overall customer experience, and we plan to make additional investments in our website and mobile app technology to further improve ease-of-use for food and beverage ordering. We have continued to install additional theatre-level technology, such as new digital menu boards and concession advertising monitors. Each of these enhancements is designed to improve customer interactions, both at the theatre and through mobile platforms and other electronic devices, while enhancing add-on food and beverage sales opportunities through promotion and on-screen offers. We also believe that maximizing the use of these technology enhancements will improve labor productivity and efficiency.
◦Utilizing artificial intelligence (AI) technology to optimize revenues and improve efficiency in various aspects of the business. We expect this to include pricing optimization, marketing data analytics, labor management, showtime and screen management, and overall efficiency in administrative functions.
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
◦Regularly upgrading and remodeling our theatres to keep them fresh. To maintain our existing theatres and accomplish the strategies noted above and below, we currently anticipate that our fiscal 2026 capital expenditures in this division will total approximately $20 - $25 million.
•Re-invent and modernize the out-of-home entertainment experience. Our goal continues to be to introduce and create entertainment destinations that further define and enhance the customer value proposition for movie-going and the overall out-of-home entertainment experience. Strategies to achieve this goal are expected to include:
◦Expanding Marcus Movie Club, our subscription program that encourages more frequent movie-going. In fiscal 2024, we introduced Marcus Movie Club. For $9.99 per month or a discounted annual membership, moviegoers who join Marcus Movie Club receive a credit to see any 2D movie each month with rollover of unused credits, a 20% discount on food and beverage, unlimited access to additional tickets for $9.99, waived ticket surcharge fees, and free Marcus Mystery Movies. We plan to promote and grow this program in fiscal 2026, and we believe that the program will drive increased recurring moviegoing over the long-term and increased loyalty to Marcus Theatres.
◦Developing promotions that feature and elevate movies beyond blockbuster films. In fiscal 2024, we debuted Marcus Mystery Movie, a promotion that on two Mondays each month gives customers the opportunity to attend a 7 p.m. screening of an upcoming movie before its official release date for a $5 ticket, while the movie title is not announced until showtime. The program highlights films of all genres and movie types including small and mid-size films, in addition to expected blockbuster releases. We continued to experience success with the Marcus Mystery Movie program in fiscal 2025, and we believe this program generates additional attendance by bringing customers out to see films that they might not have otherwise chosen to see, yet find themselves enjoying, while building awareness of coming attractions during the preshow trailers.
◦Expanding electronic passports with packaged film series. In fiscal 2023, we launched Marcus Passport, a program that allows customers to purchase a passport ticket with access to every movie that is playing as part of a Marcus Theatres film series, priced at a discount to purchasing tickets for each movie individually. Our film series showcase multiple movies that celebrate specific genres, holidays, franchises, filmmakers and more. The program launched in fiscal 2023 with a Best Picture Passport featuring the ten Academy Awards Best Picture nominees, followed by additional series throughout the year including winter and summer Kids Dream Passports each featuring twelve family films, Flashback Cinema Passport, Hunger Games Passport, The Chosen Passport, Disney Pixar Passport and a holiday Seasons’ Screening Passport. In fiscal 2024, we grew the program from 19 to 22 passport series, including a mix of newly released films, retro films, and a combination of newly released and retro films. In fiscal 2025, we offered 20 passport series and we sold 6% more passports than we did in fiscal 2024. We expect to continue to leverage our Marcus Passport offerings in fiscal 2026 to promote and increase moviegoing.
◦Testing and subsequently implementing additional entertainment options within theatre auditoriums. Examples of initiatives may include sports bars for viewing live sports (possibly with online gambling where available), sports gaming, and interactive live bingo auditoriums. In fiscal 2022, we introduced a sports viewing auditorium branded The Wall® in our theatre in Gurnee, Illinois as part of our initial test of this strategy. The Wall combines multi-screen sports viewing with our complete in-theatre dining food and beverage menu, providing customers a premium sports bar experience. We have since enhanced our sports and events programming in our Take Five Lounges, and we continue to evaluate potential expansion of similar sports viewing auditoriums in additional theatres and markets.
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
◦Exploring new viewing experiences for our guests. For example, we currently offer a 4DX auditorium at one of our theatres. 4DX delivers an immersive multi-sensory cinematic experience, including synchronized motion seats and environmental effects such as water, wind, fog, scent and more, to enhance the action on screen. In fiscal 2025, we converted three of our existing auditoriums to a ScreenX auditorium, and now currently offer ScreenX at four of our theatres. ScreenX is a panoramic film format that presents films with expanded, dual-sided, 270-degree screens projected on the walls in a theatre. In fiscal 2026, we plan to convert additional screens to ScreenX and we will consider additional experiential offerings in the future.
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
The industry recovery following the COVID-19 pandemic has been challenging for all theatre operators. We will continue to evaluate the opportunities that these challenging situations create, and will consider potential acquisitions in the future. The movie theatre industry is very fragmented, with approximately 50% of United States screens owned by the three largest theatre circuits and the other 50% owned by hundreds of smaller operators, making it very difficult to predict when acquisition opportunities may arise. We do not believe that we are geographically constrained, and we believe that we may be able to add value to certain theatres through our various proprietary amenities and operating expertise.
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
Hotels and Resorts
•Operational excellence and maximizing performance. We have always been, and will continue to be, focused on improving the quality of the guest experience, our portfolio of assets, and our associate working environment, with a long-term view of financial success and profitability. During fiscal 2026 and beyond, we expect to execute on a number of strategies to further maximize and leverage our existing assets. These strategies are expected to include:
◦Multiple strategies that are intended to further grow the division’s revenues and profits. Our focus on excellence will continue in fiscal 2026, with guest experience at the forefront. Strategies will include leveraging our food and beverage expertise to further distinguish us from our competition. In addition to growing our banquet and catering business as we continue to target group sales opportunities, we will leverage hotel food and beverage concepts developed by our Marcus Restaurant Group, featuring premier brands such as Mason Street Grill®, ChopHouse®, Miller Time® Pub & Grill and SafeHouse® restaurants.
◦Sales, marketing and revenue management strategies designed to further increase our profitability. The priority will be to focus on capitalizing on strong group and leisure demand, maximizing revenue per available room, optimizing event space and growing ancillary revenues.
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
•Portfolio management. We have invested approximately $261 million to further enhance our hotels and resorts portfolio over the last 10 years. These investments have included:
◦Hotel renovations. We regularly renovate and update our hotels and resorts. For example, at the Grand Geneva Resort & Spa we renovated the lobby in fiscal 2021, completed guest room renovations in fiscal 2023, completed a meeting space renovation project in fiscal 2024, and completed construction of a new 11-hole golf short course in fiscal 2025 that will open in spring 2026. At The Pfister Hotel, we completed a ballroom and meeting space renovation in fiscal 2023 and completed a guest room renovation project in fiscal 2024. At Hilton Milwaukee, in fiscal 2025 we completed an over $40 million renovation that included the transformation of 554 guest rooms, meeting and event spaces, and the historic hotel lobby.
◦Hotel branding changes. In early fiscal 2026, we converted the former west wing of Hilton Milwaukee to The Marc Hotel, an independent 175-room, limited-service hotel located in downtown Milwaukee.
Our future plans for our hotels and resorts division also include continued reinvestment in our existing properties to maintain and enhance their value. We anticipate some moderate reinvestments during fiscal 2026 and fiscal 2027 at Grand Geneva Resort & Spa, AC Hotel Chicago, and Saint Kate - The Arts Hotel. To maintain our existing hotels and resorts, we currently anticipate that our fiscal 2026 capital expenditures in this division will total approximately $25 - $30 million, with the significant reinvestment in the renovation at Hilton Milwaukee during fiscal 2025 now behind us.
We have been very opportunistic in our past hotel investments as we have, on many occasions, acquired assets at favorable terms and then improved the properties and operations to create value. Unlike our theatre assets where the majority of our return on investment comes from the annual cash flow generated by operations, a portion of the return on our hotel investments is derived from effective portfolio management, which includes determining the proper branding strategy for a given asset, the proper level of investment and upgrades and identifying an effective divestiture strategy for the asset when appropriate. As a result, we may periodically explore opportunities to monetize all or a portion of one or more owned hotels. We will consider many factors as we actively review opportunities to execute this strategy, including income tax considerations, the ability to retain management, pricing and individual market considerations. We evaluate strategies for our hotels on an asset-by-asset basis. We have not set a specific goal for the number of hotels that may be considered for this strategy, nor have we set a specific timetable. It is possible that we may sell a particular hotel or hotels during fiscal 2026 or beyond if we determine that such action is in the best interest of our shareholders.
•Strategic growth. Transactional activity in the hotel industry has been limited during the last several years due to lingering effects of the pandemic in certain markets and the higher cost of debt capital for financing hotel acquisitions. Our hotels and resorts division expects to continue to seek opportunities to invest in new hotels and increase the number of rooms under management in the future. Growth opportunities that we may explore in the future include:
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
In fiscal 2021, we formed a joint venture with funds managed by Searchlight Capital Partners (“Searchlight”), a leading global private investment firm, to acquire the Kimpton Hotel Monaco Pittsburgh in December 2021, which we manage. In March 2024, we formed a joint venture with Hempel Real Estate (“Hempel”) and Robinson Park (“RP”) to acquire the Loews Minneapolis Hotel, which we manage. The acquired hotel was rebranded as The Lofton Hotel under the Tapestry Collection by Hilton flag. We hope to acquire additional hotels using this strategy in fiscal 2026 and beyond.
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
•In addition to operational and growth strategies in our operating divisions, we will continue to seek additional opportunities to enhance shareholder value, including strategies related to our dividend policy and share repurchases. During fiscal 2025, we repurchased 1.1 million shares of our common stock for $18.0 million in the open market under our existing Board of Directors stock repurchase authorizations. We increased our regular quarterly common stock cash dividend rate by 14% during the third quarter of fiscal 2025, increasing our quarterly cash dividend from $0.07 to $0.08 per share of common stock. In prior years, we have periodically paid special dividends.
•We will also continue to evaluate opportunities to sell real estate when appropriate, allowing us to benefit from the underlying value of our real estate assets. When possible, we will attempt to avail ourselves of the provisions of Internal Revenue Code §1031 related to tax-deferred like-kind exchange transactions. We are actively marketing a number of pieces of surplus real estate and other non-core real estate. During fiscal 2024, we sold one former theatre generating total proceeds of $3.1 million. During fiscal 2025, we acquired land for future development in connection with a like-kind exchange following the sale of three excess land parcels in 2024 and 2025 in which the income tax gains were deferred. We believe we may receive total sales proceeds from real estate sales during the next fiscal year totaling approximately $1 - $5 million, depending upon demand for the real estate in question.
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

Results of Operations
Consolidated Financial Comparisons
The following table sets forth revenues, operating income, other income (expense), net earnings (loss) and net earnings (loss) per diluted common share for the past three fiscal years (in millions, except for per share and percentage change data) :

			F25 v. F24			F24 v. F23
	F2025	F2024	Amt.	Pct.	F2023	Amt.	Pct.
Total revenues	$758.5	$735.6	$22.9	3.1%	$729.6	$6.0	0.8%
Operating income	17.1	16.2	0.9	5.5%	33.9	(17.8)	(52.3)%
Other income (expense), net	(8.4)	(26.4)	18.0	68.3%	(12.3)	(14.1)	(114.9)%
Net earnings (loss)	$12.7	$(7.8)	$20.5	263.0%	$14.8	$(22.6)	(152.6)%
Net earnings (loss) per common share - diluted	$0.41	$(0.25)	$0.66	264.0%	$0.46	$(0.71)	(154.3)%
Fiscal 2025 versus Fiscal 2024
Revenues increased during fiscal 2025 compared to fiscal 2024, with increased revenues from both our theatre and hotel divisions. Revenues during fiscal 2025 were favorably impacted by six additional operating days compared to fiscal 2024, due to the change in fiscal calendar as described above. The most significant additional operating days in fiscal 2025 were the five days between December 27, 2024 and December 31, 2024, which favorably impacted revenues by approximately $15.3 million.
Operating income increased during fiscal 2025 compared to fiscal 2024, due to an increase in operating income from our theatre division, partially offset by decreased operating income from our hotels and resorts division and increased operating expenses from corporate items. Operating expenses from our corporate items, which include amounts not allocable to the business segments, increased during fiscal 2025 compared to fiscal 2024 due primarily to increased long-term incentive compensation expenses, director compensation, personnel and benefits cost inflation, and increased professional fees related to legal, tax planning, and information technology. The additional operating days in fiscal 2025 favorably impacted operating income by approximately $5.3 million.
Our operating income during fiscal 2025 was negatively impacted by impairment charges of approximately $5.2 million, or approximately $0.12 per diluted common share, related to eight operating theatres and one vacant parcel of land. Our operating income during fiscal 2024 was negatively impacted by impairment charges of approximately $6.8 million, or approximately $0.16 per diluted common share, primarily related to four operating theatres, one operating theatre that we closed in early fiscal 2025, and one permanently closed theatre. Operating income during fiscal 2024 was also negatively impacted by $2.2 million, or $0.05 per diluted common share, related to settlement and legal expenses in connection with an equipment lease agreement impacted by the COVID-19 pandemic in our theatre division.
Operating income during fiscal 2025 was favorably impacted by $0.6 million of net gains on disposition of property, equipment and other assets, compared to $0.4 million of net losses on disposition of property, equipment and other assets during fiscal 2024. The timing of our periodic sales and disposals of property, equipment and other assets results in variations each year in the gains or losses that we report on dispositions of property, equipment and other assets. We anticipate the potential for additional disposition gains or losses from periodic sales of property, equipment and other assets during fiscal 2026 and beyond, as discussed in more detail in the “Current Plans” section of this MD&A.
Investment income was $0.9 million during fiscal 2025 compared to $2.2 million of investment income during fiscal 2024. Investment income includes interest earned on cash and cash equivalents, as well as increases/decreases in the value of marketable securities and increases in the cash surrender value of a life insurance policy. Investment income during fiscal 2026 may vary compared to fiscal 2025, primarily dependent upon changes in the value of marketable securities.
Interest expense totaled $11.5 million during fiscal 2025, an increase of $0.5 million, or 4.6%, compared to interest expense of $11.0 million during fiscal 2024. The increase in interest expense during fiscal 2025 was due primarily to increased borrowing levels and an increase in our average interest rate, partially offset by a decrease in noncash amortization of debt issuance costs. Interest expense during fiscal 2025 included approximately $0.6 million in noncash amortization of debt issuance costs. During fiscal 2026, we estimate that noncash amortization of debt issuance costs will be approximately $0.6 million, excluding the impact of any new debt issuance costs. We currently expect our total interest expense during fiscal 2026 to remain consistent with interest expense in fiscal 2025. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We earned other income of $2.8 million during fiscal 2025, an increase of approximately $4.4 million compared to other expense of $1.5 million during fiscal 2024. Other income was favorably impacted by a gain on a property insurance settlement of $4.5 million related to insured property damage at one theatre location during fiscal 2025. Other expense consists primarily of the non-service cost components of our periodic pension costs. Based upon information from an actuarial report for our pension plans, we expect other expense to be approximately $1.9 million during fiscal 2026.
We incurred debt conversion expense of $15.5 million during fiscal 2024 in connection with the $100.1 million aggregate principal amount of Convertible Notes Repurchases. See Convertible Senior Notes in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
We reported equity losses from two unconsolidated joint ventures of approximately $0.6 million during fiscal 2025 and fiscal 2024. The equity losses in both years include our pro-rata share of losses from the Kimpton Hotel Monaco Pittsburgh in Pittsburgh, Pennsylvania, acquired in December 2021 and in which we have a 10% minority ownership interest. The equity losses in both years also include our pro-rata share of losses from The Lofton Hotel in Minneapolis, Minnesota, acquired in March 2024 and in which we have a 24.7% minority ownership interest.
We reported income tax benefit during fiscal 2025 of $4.0 million compared to income tax benefit of $2.4 million in fiscal 2024. Our fiscal 2025 income tax benefit was favorably impacted by a $7.6 million historic tax credit (net of valuation allowance) from the Hilton Milwaukee renovation and by a $0.4 million release of valuation allowances previously recorded against deferred tax assets for state net operating loss carryforwards (net of federal benefit), partially offset by $1.7 million of negative impact primarily from excess compensation subject to deduction limitations. Our fiscal 2025 effective income tax rate was (45.8)%. The effective income tax rate was favorably impacted 87.1 percentage points due to the historic tax credits (net of valuation allowance) and by 4.7 percentage points due to the valuation allowance adjustment (net of federal benefit), and was negatively impacted 19.6 percentage points due to excess compensation deduction limitations.
Our fiscal 2024 income tax benefit of $2.4 million was favorably impacted by a $6.1 million release of valuation allowances previously recorded against deferred tax assets for state net operating loss carryforwards (net of federal benefit), partially offset by $3.9 million of negative impact from nondeductible debt conversion expense resulting from the Convertible Notes Repurchases and related termination of the Capped Call Transactions (as described below), and $1.8 million of negative impact primarily from excess compensation subject to deduction limitations. Our fiscal 2024 effective income tax rate was 23.7%. The effective income tax rate was favorably impacted 60.0 percentage points due to the valuation allowance adjustment (net of federal benefit), and was negatively impacted 38.1 percentage points due to the Convertible Notes Repurchases and termination of the Capped Call Transactions, and 17.5 percentage points due to excess compensation deduction limitations. We currently anticipate that our fiscal 2026 effective income tax rate may be in the 26-30% range, excluding any potential further changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax adjustments.
Net earnings (loss) and net earnings (loss) per diluted common share increased during fiscal 2025 compared to fiscal 2024, primarily due to increases in operating income, an income tax benefit from a historic tax credit related to the renovation of the Hilton Milwaukee, an increase in other income, and a decrease in debt conversion expense, partially offset by an increase in interest expense and a decrease in investment income compared to fiscal 2024.
Weighted-average diluted shares outstanding was 31.3 million during fiscal 2025, compared to 31.9 million weighted-average diluted shares outstanding during fiscal 2024. All per share data in this MD&A is presented on a fully diluted basis, however, for periods when we report a net loss, common stock equivalents are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect.

Theatres
Our oldest and historically most profitable division is our theatre division. The theatre division contributed 61.0% of our consolidated revenues and 67.1% of our consolidated operating income, excluding corporate items, during fiscal 2025, compared to 60.9% and 54.5%, respectively, during fiscal 2024 and 62.8% and 67.4%, respectively, during fiscal 2023. As of December 31, 2025, the theatre division operated theatres in Wisconsin, Illinois, Iowa, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Arkansas, Colorado, Georgia, Kentucky, Louisiana, New York, Pennsylvania, Texas and Virginia, and a family entertainment center in Wisconsin. The following tables set forth revenues, operating income, operating margin, screens and theatre locations for the last three fiscal years:

			F25 v. F24			F24 v. F23
	F2025	F2024	Amt.	Pct.	F2023	Amt.	Pct.

	(in millions, except percentages)
Total revenues	$462.7	$447.7	$15.0	3.4%	$458.4	$(10.7)	(2.3)%
Total revenues before cost reimbursements	459.7	446.4	13.3	3.0%	458.4	(12.0)	(2.6)%
Operating income	29.4	22.1	7.3	32.9%	36.2	(14.0)	(38.8)%
Operating margin [1]	6.4%	5.0%			7.9%
1.Operating margin is defined as operating income divided by total revenues before cost reimbursements

Number of screens and locations at period-end	F2025	F2024	F2023
Theatre screens	985	995	993
Theatre locations	78	79	79
Average screens per location	12.6	12.6	12.6
The following table provides a further breakdown of the components of revenues for the theatre division for the last three fiscal years:

			F25 v. F24			F24 v. F23
	F2025	F2024	Amt.	Pct.	F2023	Amt.	Pct.

	(in millions, except percentages)
Admission revenues	$220.4	$214.4	$6.0	2.8%	$229.2	$(14.8)	(6.4)%
Concession revenues	197.9	192.0	5.9	3.1%	197.7	(5.7)	(2.9)%
Other revenues	41.4	40.0	1.5	3.6%	31.6	8.4	26.8%
Total revenues before cost reimbursements	459.7	446.4	13.3	3.0%	458.4	(12.0)	(2.6)%
Cost reimbursements	3.1	1.3	1.7	—%	—	1.3	—%
Total revenues	$462.7	$447.7	$15.0	3.4%	$458.4	$(10.7)	(2.3)%
Fiscal 2025 versus Fiscal 2024
Our theatre division revenues and operating income increased with stronger performance from films and also benefited from six additional operating days during fiscal 2025 compared to fiscal 2024 due to the change in fiscal year as described above. The most significant additional operating days in fiscal 2025 were the five days during the holiday week between December 27, 2024 and December 31, 2024, which favorably impacted revenues by approximately $12.2 million and operating income by approximately $5.0 million.
The film slate during the first half of fiscal 2025 was significantly better, generating stronger box office performance compared to the first half of fiscal 2024, which was negatively impacted by the content supply chain disruption from the shutdown of movie production during the WGA and SAG-AFTRA labor strikes in 2023. Operating income during fiscal 2025 was favorably impacted by a $3.6 million decrease in depreciation and amortization expense and a $0.6 million decrease in rent expense compared to fiscal 2024, partially offset by increased labor, advertising, benefits, insurance, and other costs. Our operating income during fiscal 2025 was negatively impacted by impairment charges of $5.2 million related to eight operating theatres, and one vacant parcel of land, compared to impairment charges of $6.8 million during fiscal 2024 related to four operating theatres, one operating theatre that we closed in early fiscal 2025, and one permanently closed theatre. Operating income during fiscal 2024 was also negatively impacted by $2.2 million related to settlement and legal expenses in connection with an equipment lease agreement impacted by the COVID-19 pandemic.
The following table sets forth our percentage change in comparable theatre attendance during each quarter of fiscal 2025 compared to the same periods during fiscal 2024. In addition, the table compares the percentage change in our fiscal 2025 comparable theatre admissions revenues to the corresponding percentage change in the United States box office revenues (as compiled by us from data received from Comscore, a national box office reporting service for the theatre industry) during each quarter of fiscal 2025 compared to the same quarter during fiscal 2024:

	F25 v. F24
(comparable theatres)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Pct. change in Marcus theatre attendance	6.9%	26.7%	-18.7%	-5.7%	-0.3%
Pct. change in Marcus admission revenues	1.3%	29.3%	-15.8%	6.1%	3.4%
Pct. change in U.S. box office revenues	3.1%	36.5%	-12.0%	-1.5%	4.7%
Marcus performance vs. U.S. box office	-1.8 pts	-7.2 pts	-3.8 pts	+7.6 pts	-1.3 pts
According to the data received from Comscore, our comparable theatres underperformed the industry during fiscal 2025 compared to fiscal 2024 by 1.3 percentage points. We believe our underperformance was due to an unfavorable mix of films, primarily during the first three quarters of fiscal 2025, that were more appealing to audiences in other parts of the U.S. than our Midwestern markets. In addition, we believe our underperformance in the first half of fiscal 2025 was attributable to strategic pricing decisions made during the release of blockbuster films (we did not raise prices on blockbuster films, unlike many national exhibitors), resulting in lower average ticket prices compared to other exhibitors. We implemented a blockbuster pricing strategy late in the second quarter of fiscal 2025 contributing to our comparable theatres outperforming the industry during the second half of fiscal 2025 compared to the second half of fiscal 2024. We also believe our fourth quarter of fiscal 2025 benefitted from a more favorable mix of films, particularly family films, that was more appealing to audiences in our Midwestern markets. Additional data received and compiled by us from Comscore indicates our admission revenues during fiscal 2025 and fiscal 2024 represented approximately 3.0% of the total admission revenues in the U.S. during both periods (commonly referred to as market share in our industry). Our goal is to continue our past pattern of outperforming the industry, but our ability to do so in any given quarter or fiscal year will likely be partially dependent upon film mix, weather and the competitive landscape in our markets.
Our highest grossing films during fiscal 2025 included A Minecraft Movie, Wicked: For Good, Lilo & Stitch, Zootopia 2, and Superman. The film slate during fiscal 2025 was less weighted towards our top movies compared to fiscal 2024, as evidenced by the fact that our top ten films during fiscal 2025 accounted for 39% of our total box office results, compared to 45% for the top ten films during fiscal 2024, expressed as a percentage of the total admission revenues for the period. An increased reliance on just a few blockbuster films often has the effect of increasing our film rental costs during the period, as there is a less diverse mix of films to offset the higher cost blockbuster films. Generally, the greater a film performs, the greater the film rental cost tends to be as a percentage of box office receipts. However, in fiscal 2025 the film slate was stronger with a broader range of films performing well, resulting in fewer lower cost films to offset higher cost blockbuster films. Despite the more diverse film slate, our overall film rental percentage during fiscal 2025 remained similar compared to fiscal 2024.
Total theatre attendance at comparable theatre locations decreased 0.3% during fiscal 2025 compared to fiscal 2024, including the benefit from six additional operating days as described above. The decrease in attendance was primarily due to lower box office performances from the top five films during fiscal 2025 compared to the top five films during fiscal 2024. In total, we played 488 films and 288 alternate content attractions at our theatres during fiscal 2025 compared to 529 films and 304 alternate content attractions during fiscal 2024. The decrease in films played in fiscal 2025 compared to fiscal 2024 is primarily due to a decrease in limited-release films. In general, following the COVID-19 pandemic we have increased the number of limited-release films and alternative content that we play, including independent films, retro series, faith-based content and live events, in response to the slower recovery in the quantity of wide-release films and to promote moviegoing. On a calendar year basis (January 1 through December 31) total theatre attendance for our comparable theatres decreased 4.6% during 2025 compared to 2024.

Our average ticket price increased 3.7% during fiscal 2025 compared to fiscal 2024, and was favorably impacted by strategic pricing programs, an increased percentage of our ticket sales coming from premium large format (PLF) screens, and a decreased percentage of our weekly attendance coming from Value Tuesday. The overall increase in average ticket price favorably impacted our admission revenues of our comparable theatres by $7.8 million during the fiscal 2025 compared to fiscal 2024. We currently expect our average ticket price during fiscal 2026 to increase compared to fiscal 2025, but film mix and the impact of pricing strategies discussed in the “Current Plans” section above will likely impact our final result.
Our average concession revenues per person increased by 4.1% during fiscal 2025 compared to fiscal 2024, which resulted primarily from inflationary increases in concession prices in response to increases in food and labor costs and an increase in movie merchandise sales. The increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $8.0 million during the fiscal 2025 compared to fiscal 2024. We expect to continue to report similar increases in average concession revenues per person in future periods, but the impact of pricing strategies discussed in the “Current Plans” section above will likely impact our final result.
Other revenues, which include management fees, pre-show advertising income, family entertainment center revenues, surcharge revenues, mobile app revenues, rental income and gift card breakage income, increased by $1.5 million during fiscal 2025 compared to fiscal 2024. The increase in other revenue was primarily due to an increase in internet surcharge ticketing fees per person during fiscal 2025 compared to 2024.
The film product release schedule for fiscal 2026 has solidified in recent months. Several films that have contributed to our early 2026 first quarter results include the carryover impact of releases during the fourth quarter of fiscal 2025 including Avatar: Fire and Ash, Zootopia 2, The Housemaid, Song Sung Blue, Anaconda, Marty Supreme, and The Spongebob Movie: Search for SquarePants, and new releases during the first quarter of 2026 including 28 Years Later: The Bone Temple, Send Help, Goat, and Wuthering Heights. Although it is possible that schedule changes may occur, new films scheduled to be released during the remainder of fiscal 2026 that have potential to perform very well include: Scream 7, Hoppers, Project Hail Mary, The Super Mario Galaxy Movie, Michael, The Devil Wears Prada 2, Star Wars: The Mandalorian and Grogu, Masters of the Universe, Toy Story 5, Supergirl: Woman of Tomorrow, Minions & Monsters, Moana, The Odyssey, Spider-Man: Brand New Day, The Cat in the Hat, The Hunger Games: Sunrise on the Reaping, Hexed, Jumanji 3, Dune: Messiah, and Avengers: Doomsday.
We made decisions to close certain underperforming theatres during fiscal 2024 and fiscal 2025. During fiscal 2024, we closed one leased theatre in Iowa. During fiscal 2025, we closed one leased Movie Tavern theatre in Texas. During fiscal 2024, we converted all auditoriums at a single location to DreamLounger recliners, and during Fiscal 2025, we converted three existing screens at three different locations to ScreenX.
Hotels and Resorts
The hotels and resorts division contributed 38.9% of our consolidated revenues during fiscal 2025, compared to 39.1% and 37.1%, respectively, during fiscal 2024 and fiscal 2023. The hotels and resorts division contributed 32.9% of consolidated operating income, excluding corporate items, during fiscal 2025, compared to 45.5% and 32.6%, respectively, during fiscal 2024 and fiscal 2023. As of December 31, 2025, the hotels and resorts division owned and operated three full-service hotels in downtown Milwaukee, Wisconsin, a full-service destination resort in Lake Geneva, Wisconsin and full-service hotels in Madison, Wisconsin, Chicago, Illinois, and Lincoln, Nebraska. In addition, the hotels and resorts division managed nine hotels, resorts and other properties for other owners. Included in the nine managed properties are two hotels owned by joint ventures in which we have a minority interest and two condominium hotels in which we own some or all of the public space. The following tables set forth revenues, operating income, operating margin and rooms data for the hotels and resorts division for the past three fiscal years:

			F25 v. F24			F24 v. F23
	F2025	F2024	Amt.	Pct.	F2023	Amt.	Pct.

	(in millions, except percentages)
Total revenues	$295.3	$287.5	$7.8	2.7%	$270.8	$16.7	6.2%
Total revenues before cost reimbursements	257.6	248.3	9.3	3.7%	233.4	14.9	6.4%
Operating income	14.4	18.5	(4.1)	(22.0)%	17.5	1.0	5.5%
Operating margin[1]	5.6%	7.4%			7.5%
1.Operating margin is defined as operating income divided by total revenues before cost reimbursements

Available rooms at period-end	F2025	F2024	F2023
Company-owned	2,408	2,406	2,406
Management contracts with joint ventures	499	499	248
Management contracts with condominium hotels	480	480	480
Management contracts with other owners	1,269	1,269	1,269
Total available rooms	4,656	4,654	4,403
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the last three fiscal years:

			F25 v. F24			F24 v. F23
	F2025	F2024	Amt.	Pct.	F2023	Amt.	Pct.

	(in millions, except percentages)
Room revenues	$114.5	$113.3	$1.2	1.1%	$106.6	$6.7	6.3%
Food/beverage revenues	84.4	78.1	6.3	8.1%	73.3	4.8	6.6%
Other revenues	58.7	56.9	1.8	3.1%	53.5	3.4	6.3%
Total revenues before cost reimbursements	257.6	248.3	9.3	3.7%	233.4	14.9	6.4%
Cost reimbursements	37.6	39.2	(1.5)	(3.9)%	37.4	1.7	4.6%
Total revenues	$295.3	$287.5	$7.8	2.7%	$270.8	$16.7	6.2%
Fiscal 2025 versus Fiscal 2024
Total hotels and resorts revenues increased 2.7% during fiscal 2025 compared to fiscal 2024, and total revenues before cost reimbursements increased 3.7% during fiscal 2025 compared to fiscal 2024. The higher revenues were driven primarily from increased average daily rates and a positive impact from six additional operating days due to the change in fiscal year as described above, partially offset by a decrease in occupancy driven largely by the negative impact of rooms being out of service while the Hilton Milwaukee was under renovation. The five additional operating days in fiscal 2025 between December 27, 2024 and December 31, 2024 favorably impacted revenues by approximately $3.1 million and operating income by approximately $0.4 million. Hotels and resorts operating income during fiscal 2025 decreased 22.0% compared to fiscal 2024, due primarily to a $5.0 million increase in depreciation expense from hotel renovations completed in fiscal 2024 and fiscal 2025 and the negative impact of rooms out of service at the Hilton Milwaukee, partially offset by the higher revenues.
Three of our seven company-owned hotels and resorts contributed to the improved revenue during fiscal 2025, with average daily rate increasing at three of our seven owned hotels compared to fiscal 2024. Strong group business and increasing transient demand during key periods of the year drove increased average rate growth compared to fiscal 2024, which was partially offset by a decrease in occupancy. While business travel softened slightly in fiscal 2025 compared to fiscal 2024, leisure travel remained relatively strong. The strong group business during fiscal 2025 has consequently led to an increase in banquet and catering revenues, positively impacting our food and beverage revenues as compared to fiscal 2024.
Other revenues during fiscal 2025 and fiscal 2024 included ski, spa and golf revenues at our Grand Geneva Resort & Spa, management fees, laundry revenues, parking revenues and rental revenues. Other revenues increased during fiscal 2025 compared to fiscal 2024 primarily due to higher ski, spa, and golf revenues, partially offset by lower laundry revenues.
The following table sets forth certain operating statistics, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate (“ADR”), and our total revenue per available room (“RevPAR”), for company-owned properties:

			F25 v. F24
Operating Statistics(1)	F2025	F2024	Amt.		Pct.
Occupancy percentage	63.9%	66.1%	(2.2)	pts	(3.3)%
ADR	$196.06	$190.80	$5.26		2.8%
RevPAR	$125.28	$126.13	$(0.85)		(0.7)%
(1)These operating statistics represent averages of our comparable seven distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at three of our seven company-owned properties during fiscal 2025 compared to fiscal 2024. Occupancy decreased approximately 2 percentage points in fiscal 2025 compared to fiscal 2024, and was negatively impacted by rooms out of service for renovation at the Hilton Milwaukee during the first half of fiscal 2025. During fiscal 2025, our group business represented approximately 40.5% of our total rooms revenue compared to approximately 41.9% during fiscal 2024 or 40.4% excluding the impact of the Republican National Convention (RNC). Non-group retail pricing remained strong in a majority of our markets, contributing to increased ADR.
According to data received from Smith Travel Research and compiled by us in order to analyze our fiscal 2025 results, comparable “upper upscale” hotels throughout the United States experienced an increase in RevPAR of 0.5% during fiscal 2025 compared to fiscal 2024. Thus, we believe our RevPAR decrease of 0.7% underperformed the industry during fiscal 2025 by approximately 1.2 percentage points. We believe our underperformance during fiscal 2025 resulted primarily from the unfavorable impact of the Hilton Milwaukee renovation and group displacement as a result of the reduced capacity during the first half of the year. We estimate that the Hilton Milwaukee renovation negatively impacted our RevPAR growth by approximately 1.3 percentage points. Additionally, we believe the underperformance was also impacted by the non-recurring favorable impact of the RNC during fiscal 2024, which disproportionately affected our largest market and was not observed in other parts of the country.
Data received from Smith Travel Research for our various “competitive sets” – hotels identified in our specific markets that we deem to be competitors to our hotels – indicates that these hotels experienced a decrease in RevPAR of 1.9% during fiscal 2025 compared to fiscal 2024. Thus, we believe we outperformed our competitive sets during fiscal 2025 by approximately 1.2 percentage points. Additionally, due to the rooms renovation of Hilton Milwaukee that began in the fourth quarter of fiscal 2024 and was completed during the second quarter of fiscal 2025, some displacement occurred within our Milwaukee market hotels due to shifting of business between properties that we believe negatively impacted our RevPAR growth compared to our competitive sets. After adjusting for the estimated impact of the Hilton Milwaukee renovation, we believe our hotels outperformed their competitive sets during fiscal 2025 by approximately 2.8 percentage points. We believe our outperformance resulted primarily from strong performance from our group customer segment, coupled with strong leisure travel demand, particularly at our newly renovated properties.
We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. Looking to future periods, overall occupancy growth in the U.S. has slowed, while ADR has stabilized following several years of significant growth and we expect nominal ADR growth in fiscal 2026. In the near term, we expect group business demand to remain strong and leisure travel to remain stable. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder. Additionally, corporate business travel has softened in recent months amid economic uncertainty and we expect that trend to continue in the near term.

As of the date of this report, our group room revenue bookings for fiscal 2026 - commonly referred to in the hotels and resorts industry as “group pace” - is running slightly ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2027 is running slightly below where we were at the same time in early fiscal 2025 for fiscal 2026. Banquet and catering revenue pace for fiscal 2026 and fiscal 2027 is running ahead of where we would typically be at this same time last year. We are encouraged by continuing positive trends in group bookings for fiscal 2026 and beyond.
During fiscal 2024, we formed a joint venture with investment partners to acquire the Loews Minneapolis Hotel in March 2024, which we manage. The acquired hotel was rebranded as The Lofton Hotel under the Tapestry Collection by Hilton flag. In early 2026, we opened The Marc Hotel, an independent 175-room, limited-service hotel located in downtown Milwaukee, in the former west wing of Hilton Milwaukee. As of the date of this filing, our current portfolio of hotels and resorts includes 17 owned and managed properties across the country.
As discussed in the “Current Plans” section of this MD&A, we are considering a number of potential growth opportunities that may impact fiscal 2026 and future period operating results. In addition, if we were to sell one or more hotels during fiscal 2026, our fiscal 2026 operating results could be significantly impacted. The extent of any such impact will likely depend upon the timing and nature of the growth opportunity (pure management contract, management contract with equity, joint venture investment, or other opportunity) or divestiture (management retained, equity interest retained, etc.).
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the last three fiscal years (in millions, except for variance percentage):

			F25 v. F24			F24 v. F23
	F2025	F2024	Amt.	Pct.	F2023	Amt.	Pct.

	(in millions, except percentages)
Theatres	$76.5	$78.1	$(1.6)	(2.1)%	$86.4	$(8.3)	(9.7)%
Hotels and resorts	42.7	41.6	1.1	2.7%	37.7	3.9	10.2%
Corporate items	(19.9)	(17.2)	(2.7)	15.4%	(15.4)	(1.8)	11.8%
Adjusted EBITDA	$99.3	$102.4	(3.1)	(3.1)%	$108.7	(6.3)	(5.8)%
Our theatre division Adjusted EBITDA decreased during fiscal 2025 compared to fiscal 2024 due primarily to increased labor, advertising, benefits, insurance, and other costs, partially offset by the favorable impact of the additional operating days due to the change in fiscal calendar as described above. Our hotels and resorts division Adjusted EBITDA increased during fiscal 2025 compared to fiscal 2024 due to the increase in operating days as described above, as well as increased revenue from improved ADR, partially offset by increases in associate benefit cost, maintenance, and other costs. Conversely, our hotels and resorts division Adjusted EBITDA was negatively impacted during fiscal 2025 by changes in revenue mix with lower margin food and beverage revenues increasing more than higher margin rooms revenues. Adjusted EBITDA attributable to corporate items decreased during fiscal 2025 compared to fiscal 2024 due primarily to increased long-term incentive compensation expenses, director compensation, professional fees related to tax, legal, and information technology services, and personnel and benefits cost inflation.
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	F2025	F2024	F2023
Net income (loss) attributable to The Marcus Corporation	$12.7	$(7.8)	$14.8
Add (deduct):
Investment income	(0.9)	(2.2)	(2.4)
Interest expense	11.5	11.0	12.7
Other expense (income) (1)	(2.8)	1.5	1.8
(Gain) loss on disposition of property, equipment and other assets	(0.6)	0.4	—
Equity losses from unconsolidated joint ventures, net	0.6	0.6	0.1
Income tax expense (benefit)	(4.0)	(2.4)	6.9
Depreciation and amortization	70.2	68.0	67.3
Share-based compensation expenses (2)	7.5	8.2	6.4
Impairment charges (3)	5.2	6.8	1.1
Theatre exit costs (4)	0.1	0.1	—
Insured losses (recoveries) (5)	(0.2)	0.2	—
Debt conversion expense (6)	—	15.5	—
Other non-recurring (7)	—	2.5	—
Total Adjusted EBITDA	$99.3	$102.4	$108.7

The following tables sets forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	F2025				F2024
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income	$29.4	$14.4	$(26.8)	$17.1	$22.1	$18.5	$(24.5)	$16.2
Depreciation and amortization	41.8	26.9	1.6	70.2	45.4	21.9	0.7	68.0
(Gain) loss on dispositions of property, equipment and other assets	(0.8)	0.3	—	(0.6)	0.3	0.1	—	0.4
Share-based compensation (2)	1.0	1.2	5.3	7.5	0.9	1.1	6.2	8.2
Impairment charges (3)	5.2	—	—	5.2	6.8	—	—	6.8
Theatre exit costs (4)	0.1	—	—	0.1	0.1	—	—	0.1
Insured losses (recoveries) (5)	(0.2)	—	—	(0.2)	0.2	—	—	0.2
Other non-recurring (7)	—	—	—	—	2.2	—	0.3	2.5
Adjusted EBITDA	$76.5	$42.7	$(19.9)	$99.3	$78.1	$41.6	$(17.2)	$102.4

	F2023
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$36.2	$17.5	$(19.8)	$33.9
Depreciation and amortization	48.4	18.6	0.4	67.3
(Gain) loss on dispositions of property, equipment and other assets	(0.1)	0.7	(0.5)	—
Share-based compensation (2)	0.9	1.0	4.5	6.4
Impairment charges (3)	1.1	—	—	1.1
Adjusted EBITDA	$86.4	$37.7	$(15.4)	$108.7

(1)Includes a gain from an insurance settlement of $4.5M related to insured property damage at one theatre location in fiscal 2025.
(2)Non-cash expense related to share-based compensation programs.
(3)Non-cash impairment charges in fiscal 2025 related to eight operating theatres and one vacant parcel of land. Non-cash impairment charges in fiscal 2024 related to three operating theatres, one operating theatre that closed in early fiscal 2025, and one permanently closed theatre. Non-cash impairment charges in fiscal 2023 related to one permanently closed theatre.
(4)Non-recurring costs related to the closure and exit of one theatre location in fiscal 2024.
(5)Repair costs and insurance recoveries that are non-operating in nature related to insured property damage at one theatre location.
(6)Debt conversion expense resulting from repurchases of $100.1 million aggregate principal amount of Convertible Notes in fiscal 2024. See Convertible Senior Notes in the “Liquidity and Capital Resources” section of this MD&A for further discussion.
(7)Other non-recurring in fiscal 2024 includes settlement and legal expenses related to an equipment lease agreement impacted by the COVID-19 pandemic in Theatres, and professional fees related to convertible debt repurchase transactions and corporate office relocation expenses in Corporate Items.

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

Maintaining and protecting a strong balance sheet has always been a core philosophy of The Marcus Corporation during our 90-year history, and our financial position remains strong. As of December 31, 2025, we had a cash balance of $23.4 million, $209.6 million of availability under our $225.0 million revolving credit facility, our debt-to-capitalization ratio was 0.26, and our net leverage was 1.5 times net debt to Adjusted EBITDA. With our strong liquidity position, combined with cash generated from operations, we believe we are positioned to meet our obligations as they come due and continue to sustain our operations throughout fiscal 2026 and beyond, as well as our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	December 31, 2025	December 26, 2024
Long-term debt (GAAP measure) (1)	$159.0	$159.1
Finance lease obligations (GAAP measure) (2)	11.3	13.0
Less: Cash and cash equivalents	(23.4)	(40.8)
Net Debt	$146.8	$131.3

Net Debt	$146.8	$131.3
Adjusted EBITDA	99.3	102.4
Net Leverage (Net Debt to Adjusted EBITDA)	1.48x	1.28x

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
Senior Notes
On December 21, 2016, we entered into a Note Purchase Agreement (the “4.32% Senior Notes Agreement”) with the several purchasers party to the 4.32% Senior Notes Agreement, pursuant to which we issued and sold $50.0 million in aggregate principal amount of our 4.32% Senior Notes due February 22, 2027 in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. We used the net proceeds of the sale of the 4.32% Notes to repay outstanding indebtedness and for general corporate purposes.
Interest on the 4.32% Senior Notes is payable semi-annually in arrears on the 22nd day of February and August in each year and at maturity. The entire outstanding principal balance of the 4.32% Notes will be due and payable on February 22, 2027. The 4.32% Senior Notes rank pari passu in right of payment with all of our other senior secured debt. In connection with entering into the Sixth Amendment to the Credit Agreement, on October 16, 2023, we and certain purchasers entered into the Sixth Amendment to the Note Purchase Agreement, dated December 21, 2016, for our 4.32% Senior Notes due February 22, 2027, (the “Note Amendments” and such Note Purchase Agreements, as previously amended and as amended by the Note Amendments, the “Amended Senior Note Agreements”). The Note Amendments revise the Note Purchase Agreements so that the Amended Senior Note Agreements’ covenants and collateral provisions are consistent with those set forth in the Credit Agreement.
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
During fiscal 2024, we incurred debt conversion expense of $15.5 million in connection with the Convertible Notes Repurchases. The unwind of the Capped Call Transactions resulted in a $17.6 million increase in capital in excess of par within shareholders’ equity during fiscal 2024.
Summary
The Credit Agreement and the Senior Notes impose various financial covenants applicable to The Marcus Corporation and certain of our subsidiaries. As of the date of this filing, we are in compliance with all of the financial covenants imposed by the Credit Agreement and the Senior Notes. Our long-term debt has no scheduled annual principal payments in fiscal 2026 and $62.0 million annual principal payments in fiscal 2027. We believe that we will have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements and beyond.

Financial Condition
Fiscal 2025 versus Fiscal 2024
Net cash provided by operating activities totaled $84.2 million during fiscal 2025, compared to net cash provided by operating activities of $103.9 million during fiscal 2024, a decrease of $19.7 million. The decrease in net cash provided by operating activities in fiscal 2025 was due primarily to unfavorable timing of payment of accounts payable, accrued compensation, other assets, and operating leases, partially offset by an increase in net earnings and favorable timing in the collection of accounts receivable and payment of other accrued liabilities as compared to fiscal 2024.
Net cash used in investing activities during fiscal 2025 totaled $71.4 million, compared to net cash used in investing activities during fiscal 2024 of $81.9 million, a decrease of $10.5 million. The decrease in net cash used by investing activities was the result of $8.2 million in proceeds from the sale of trading securities during fiscal 2025 compared to $2.3 million in purchases of trading securities in the prior year, proceeds of $4.5 million from an insurance settlement in fiscal 2025, and a decrease in net contributions to hotel joint ventures in the prior period that did not recur, partially offset by a $4.0 million increase in capital expenditures (as described below). In fiscal 2024, we contributed $5.6 million for the purchase of joint venture interests in The Lofton Hotel, partially offset by a $1.5 million sale of joint venture interests in The Lofton Hotel to other minority investors.
Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $83.2 million during fiscal 2025 compared to $79.2 million during fiscal 2024, an increase of $4.0 million, or 5.1%. We incurred approximately $28.4 million of capital expenditures in our theatre division during fiscal 2025, including costs associated with the conversion of three theatre auditoriums to ScreenX, the addition of concession stands at three theatre locations, construction related to insured property damage at one theatre location, and normal maintenance capital projects. We incurred approximately $21.0 million of capital expenditures during fiscal 2024 in our theatre division, including costs associated with the conversion of one theatre location to DreamLounger seating, the purchase of previously leased projectors, and normal maintenance capital projects. We incurred approximately $51.9 million of capital expenditures in our hotels and resorts division during fiscal 2025, including costs related to guestroom, meeting space and lobby renovations at Hilton Milwaukee, golf short course construction at the Grand Geneva Resort & Spa, and normal maintenance capital projects at our other company-owned hotels and resorts. We incurred capital expenditures in our hotels and resorts division during fiscal 2024 of approximately $48.9 million, including costs related to ballroom and meeting space renovations, associate housing construction and golf short course construction at the Grand Geneva Resort & Spa, guest room and lobby renovations at The Pfister Hotel, guest room renovations at the Hilton Milwaukee and normal maintenance capital projects at our other company-owned hotels and resorts. Our current estimated fiscal 2026 cash capital expenditures, which we anticipate may be in the $50 - $55 million range, are described in greater detail in the “Current Plans” section of this MD&A.
Net cash used in financing activities during fiscal 2025 totaled $30.8 million, compared to net cash used in financing activities during fiscal 2024 of $37.3 million. During fiscal 2025, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $213.0 million of new short-term revolving credit facility borrowings, and we made $203.0 million of repayments on short-term revolving credit facility borrowings during fiscal 2025. We ended fiscal 2025 with $10.0 million outstanding under our revolving credit facility.
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
Principal payments on long-term debt were approximately $10.4 million during fiscal 2025, including a $10.0 million installment payment on senior notes, compared to payments of $11.4 million during fiscal 2024, which included a $10.0 million installment payment on senior notes. During fiscal 2024 we received $100.0 million of cash proceeds from the issuance of senior notes in July 2024. See Senior Notes section above for further discussion.
During fiscal 2024 we paid $123.5 million in cash for the Convertible Notes Repurchases (as defined above) and related transaction costs and we received $18.3 million in cash from the proportionate unwind of the Capped Call

Transactions in connection with the Convertible Notes Repurchases. See Convertible Senior Notes section above for further discussion.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.26 at December 31, 2025, and December 26, 2024. Based upon our current expectations for our fiscal 2026 operating results and capital expenditures, we anticipate that our total long-term debt and debt-to-capitalization ratio will remain at our current relatively low levels during fiscal 2026. Our actual total long-term debt and debt-to-capitalization ratio at the end of fiscal 2026 are dependent upon, among other things, our actual operating results, capital expenditures, asset sales proceeds and potential equity transactions during the year.
During fiscal 2025 we repurchased 1.1 million shares of our common stock for $18.0 million in the open market, compared to 0.7 million share repurchases of our common stock for $9.7 million in the open market in fiscal 2024. As of December 31, 2025, approximately 4.5 million shares of our common stock remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
We paid regular quarterly dividends totaling $9.2 million during fiscal 2025, compared to $8.8 million in fiscal 2024. During the third quarter of fiscal 2025, we increased our regular quarterly common stock cash dividend by 14% to $0.08 per common share.
Contractual Obligations, Commercial Commitments and Future Uses of Cash
The following schedule details our contractual obligations at December 31, 2025 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Total debt	$160,000	$—	$89,714	$35,428	$34,858
Interest on fixed-rate long term debt(1)	32,392	9,102	12,348	7,319	3,623
Pension obligations	34,883	2,339	4,983	6,592	20,969
Operating lease obligations	211,202	23,709	46,629	40,019	100,845
Finance lease obligations	12,762	3,295	4,543	2,764	2,160
Construction commitments	5,002	5,002	—	—	—
Total contractual obligations	$456,241	$43,447	$158,217	$92,122	$162,455
________________
(1)Interest on variable-rate debt obligations is excluded due to significant variations that may occur in each year related to the amount of variable-rate debt and the accompanying interest rate. As of December 31, 2025 we had $10.0 million variable interest rate debt outstanding.
Additional detail describing our long-term debt is included in Note 5 to our consolidated financial statements.
As of December 31, 2025, we had no additional material purchase obligations other than those created in the ordinary course of business related to property and equipment, which generally have terms of less than 90 days. We had long-term obligations related to our employee benefit plans, which are discussed in detail in Note 8 to our consolidated financial statements. We have not included uncertain tax obligations in the table of contractual obligations set forth above due to uncertainty as to the timing of any potential payments.
As of December 31, 2025, we had no debt or lease guarantee obligations, other than the following arrangements:
In connection with the mortgage loan obtained by the Kimpton Hotel Monaco Pittsburgh (“Monaco”) joint venture, we provided an environmental indemnity and a “bad boy” guaranty that provides that the lender can recover losses from us for certain bad acts of the Monaco joint venture, such as but not limited to fraud, intentional misrepresentation, voluntary incurrence of prohibited debt, prohibited transfers of the collateral, and voluntary bankruptcy of the Monaco joint venture. Under the terms of the Monaco joint venture operating agreement, Searchlight has agreed to fully indemnify us under the “bad boy” guarantees for any losses other than those attributable to our own bad acts and has agreed to indemnify us to its proportionate liability under the environmental liability. Additional detail describing the Monaco joint venture is included in Note 11 to our consolidated financial statements.
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
Variable interest rate debt totaled $10.0 million as of December 31, 2025, carried a weighted-average interest rate of 5.4% and represented 6.25% of our total debt portfolio. Our revolving credit facility, which had $10.0 million outstanding borrowings as of December 31, 2025, is our only existing credit facility that bears interest based on a variable rate. Our earnings may be affected by changes in short-term interest rates as a result of our borrowings under our revolving credit facility to the extent we have any such borrowings.
Fixed interest rate debt totaled $150.0 million as of December 31, 2025, carried a weighted-average interest rate of 6.1% and represented 93.75% of our total debt portfolio. Fixed interest rate debt included the following: senior notes bearing interest semiannually at fixed rates ranging from 4.32% to 7.02%, maturing in fiscal 2027 through 2034. The fair value of our fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of our fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2025, the fair value of our $150.0 million of senior notes was approximately $155.0 million.
The variable interest rate debt and fixed interest rate debt outstanding as of December 31, 2025 matures as follows (in thousands):

	F2026	F2027	F2028	F2029	F2030	Thereafter	Total
Variable interest rate	$—	$—	$10,000	$—	$—	$—	$10,000
Fixed interest rate	—	62,000	17,714	17,714	17,714	34,858	150,000
Total debt	$—	$62,000	$27,714	$17,714	$17,714	$34,858	$160,000
We periodically enter into interest rate swap agreements to manage our exposure to interest rate changes. These swaps involve the exchange of fixed and variable interest rate payments. Payments or receipts on the agreements are recorded as adjustments to interest expense. As of December 31, 2025 there were no interest rate swap agreements outstanding.
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
•Long-lived & Other Intangible Assets: We review long-lived assets, including property and equipment, operating lease right-of-use assets and our trade name intangible asset, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. Such review is primarily done at the individual theatre or hotel property level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other asset groups. We use judgment to determine whether indicators of impairment exist. The determination of the occurrence of a triggering event is based upon our knowledge of the theatre and hospitality industries, historical experience such as recent operating results, location of the property, market conditions, recent events or transactions, and property-specific information available at the time of the assessment. When a triggering event occurs, judgment is also required in determining the assumptions and estimates to use within the recoverability analysis and when calculating the fair value of the asset if it is determined that the long-lived asset is not recoverable. In performing these analyses, we must make assumptions regarding the estimated future cash flows and other factors that a market participant would make to determine the fair value of the respective assets. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance and anticipated sales prices. Our estimates of cash flows are sensitive to assumed revenue growth rates and may differ from actual cash flows due to factors such as economic conditions, changes to our business model or changes in our operating performance and anticipated sales prices. For long-lived assets, if the sum of the undiscounted estimated cash flows is less than the current carrying value, we then prepare a fair value analysis of the asset. If the carrying value of the asset exceeds the fair value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. During fiscal 2025, we recorded before-tax impairment charges totaling $5.2 million related to eight operating theatres and one vacant parcel of land. During fiscal 2024, we recorded before-tax impairment charges totaling $6.8 million related to four operating theatres, one operating theatre that we closed in early fiscal 2025, and one permanently closed theatre. During fiscal 2023, we recorded a before-tax impairment charge of $1.1 million related to two permanently closed theatres and surplus real estate that was sold in fiscal 2024.
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
During the first three quarters of fiscal 2025, we determined that there were no indicators of impairment that would require an additional quantitative analysis during these interim periods. We performed our annual goodwill impairment test as of October 1, 2025 and determined that a quantitative analysis would be appropriate. In order to determine fair value, we used assumptions based on information available to us as of October 1, 2025, including both market data and forecasted cash flows. We then used this information to determine fair value and determined that the fair value of our theatre reporting unit exceeded our carrying value by a substantial amount and deemed that no impairment was indicated as of October 1, 2025. If we are unable to achieve our forecasted cash flow or if market conditions worsen, our goodwill could be impaired at a later date.

•Income Taxes: We are subject to U.S. federal and state income taxes in numerous state jurisdictions. Significant judgment is required in determining both our key assumptions utilized in the accounting for income taxes and the recording of the provision for income taxes and the related deferred tax assets and liabilities. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that a tax benefit will be sustained upon the conclusion of an examination, we have recorded the largest amount of tax benefit having a cumulatively greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority assuming that it has full knowledge of all relevant information. For those tax positions that do not meet the more-likely-than-not threshold regarding the ultimate realization of the related tax benefit, no tax benefit has been recorded in the financial statements. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, net operating losses, tax credits and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, we have established valuation allowances against certain of our deferred tax assets relating to state net operating loss carryforwards and relating to historical tax credits. As of December 31, 2025 and December 26, 2024, valuation allowances against our deferred tax assets were $3.6 million. Future tax authority rulings and changes in tax laws, changes in projected levels of taxable income and future tax planning strategies could affect the actual effective tax rate and tax balances recorded.
Implementation of New Accounting Standards
In fiscal 2025, we adopted ASU No. 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures (ASU No. 2023-09), which requires improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. The annual requirements of ASU No. 2023-09 are included in the Company’s Income Taxes footnote (Note 10) and prior year information has been recast to conform to the current year presentation. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
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

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The Company’s auditors, Deloitte & Touche LLP, have issued an attestation report on our internal control over financial reporting. That attestation report is set forth in this Item 8.

Gregory S. Marcus	Chad M. Paris
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Marcus Corporation and subsidiaries (the "Company") as of December 31, 2025 and December 26, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 26, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Long-Lived Assets – Theatres segment property and equipment, net and operating lease right-of-use assets – Refer to Note 1 and Note 3 to the financial statements.
Critical Audit Matter Description
The Company assesses long-lived assets, including property and equipment, net, and operating lease right-of-use assets for impairment at the individual theatre or surplus real estate property level whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. During the year ended December 31, 2025, the Company recorded an impairment loss of $5.2 million.

In assessing the Theatres segment property and equipment, net, and operating lease right-of-use assets for indicators of potential impairment, the Company considered quantitative and qualitative factors, including evaluating the historical actual operating performance of the properties and assessing the impact of recent economic and industry events impacting the properties. Evaluating whether these quantitative and qualitative factors represented an indicator of potential impairment required significant judgment by management.
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
We identified the assessment and evaluation of impairment for the Theatres segment property and equipment, net, and operating lease right-of-use assets as a critical audit matter because of the subjectivity used by management when identifying and evaluating potential impairment indicators, and when estimating forecasted future cash flows in their recoverability and impairment analyses. A high degree of auditor judgment was required when performing audit procedures to evaluate whether management appropriately identified and evaluated potential impairment indicators, and when evaluating the reasonableness of management’s forecasted future cash flows that were used in their recoverability and impairment analyses.
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
•For surplus real estate properties, we evaluated the reasonableness of the Company’s forecasted cash flows resulting from planned sale of assets by (1) obtaining sales agreements executed after December 31, 2025, where applicable, (2) obtaining negotiated letters of intent to purchase, where applicable, and (3) comparing the Company’s estimates to relevant real estate market data.
•We evaluated the Company’s forecasted future cash flows for consistency with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2026
We have served as the Company's auditor since 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of The Marcus Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Marcus Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 26, 2026

THE MARCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 26, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$23,448	$40,841
Restricted cash (Note 1)	3,134	3,738
Accounts receivable, net of reserves (Note 4)	19,082	21,457
Assets held for sale (Note 1)	—	1,199
Other current assets (Note 1)	18,912	24,915
Total current assets	64,576	92,150
PROPERTY AND EQUIPMENT, NET (Note 4)	697,712	685,734
OPERATING LEASE RIGHT-OF-USE ASSETS (Note 6)	142,115	159,194
OTHER ASSETS:
Investments in joint ventures (Note 11)	4,486	5,166
Goodwill (Note 1)	74,996	74,996
Deferred income taxes (Note 9)	6,449	3,956
Other (Note 4)	24,198	23,332
Total other assets	110,129	107,450
Total assets	$1,014,532	$1,044,528

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,523	$50,690
Taxes other than income taxes	18,482	18,696
Accrued compensation	23,562	24,976
Other accrued liabilities (Note 1)	57,828	53,830
Current portion of finance lease obligations (Note 6)	2,827	2,591
Current portion of operating lease obligations (Note 6)	16,219	15,765
Current maturities of long-term debt (Note 5)	—	10,133
Total current liabilities	163,441	176,681

FINANCE LEASE OBLIGATIONS (Note 6)	8,452	10,360
OPERATING LEASE OBLIGATIONS (Note 6)	148,977	164,776
LONG-TERM DEBT (Note 5)	159,007	149,007
DEFERRED INCOME TAXES (Note 9)	30,905	32,619
OTHER LONG- TERM OBLIGATIONS (Note 8)	46,372	46,219
COMMITMENTS AND LICENSE RIGHTS (Note 10)
EQUITY (NOTE 7):
Shareholders’ equity attributable to The Marcus Corporation
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock:
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,369,054 at December 31, 2025 and 25,237,374 shares at December 26, 2024	25,369	25,237
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 at December 31, 2025 and 6,984,584 at December 26, 2024	6,985	6,985
Capital in excess of par	184,002	177,172
Retained earnings	268,561	265,028
Accumulated other comprehensive loss	(12)	(181)
	484,905	474,241
Less cost of Common Stock in treasury (1,713,780 shares at December 31, 2025 and 604,914 shares at December 26, 2024)	(27,527)	(9,375)
Total equity	457,378	464,866
Total liabilities and shareholders’ equity	$1,014,532	$1,044,528
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023
REVENUES:
Theatre admissions	$220,385	$214,421	$229,186
Rooms	114,544	113,344	106,618
Theatre concessions	197,856	191,989	197,653
Food and beverage	84,410	78,102	73,278
Other revenues	100,563	97,230	85,420
	717,758	695,086	692,155
Cost reimbursements	40,700	40,474	37,420
Total revenues	758,458	735,560	729,575

COSTS AND EXPENSES:
Theatre operations	234,680	225,472	230,770
Rooms	43,624	43,425	41,071
Theatre concessions	82,169	78,406	75,903
Food and beverage	63,900	60,419	57,871
Advertising and marketing	26,077	24,559	22,838
Administrative	92,578	88,958	78,565
Depreciation and amortization	70,191	67,958	67,301
Rent (Note 6)	25,243	25,911	26,154
Property taxes	16,222	14,716	17,871
Other operating expenses	41,391	41,883	38,783
(Gain) loss on disposition of property, equipment and other assets	(553)	386	41
Impairment charges (Note 3)	5,172	6,823	1,061
Reimbursed costs	40,700	40,474	37,420
Total costs and expenses	741,394	719,390	695,649
OPERATING INCOME	17,064	16,170	33,926

OTHER INCOME (EXPENSE):
Investment income	878	2,231	2,426
Interest expense	(11,472)	(10,972)	(12,721)
Other income (expense), net	2,848	(1,513)	(1,832)
Debt conversion expense	—	(15,521)	—
Equity losses from unconsolidated joint ventures, net (Note 11)	(611)	(604)	(149)
	(8,357)	(26,379)	(12,276)

EARNINGS (LOSS) BEFORE INCOME TAXES	8,707	(10,209)	21,650
INCOME TAX EXPENSE (BENEFIT) (Note 9)	(3,984)	(2,422)	6,856
NET EARNINGS (LOSS)	12,691	(7,787)	14,794

NET EARNINGS (LOSS) PER SHARE – BASIC:
Common Stock	$0.42	$(0.25)	$0.48
Class B Common Stock	0.38	(0.23)	0.43

NET EARNINGS (LOSS) PER SHARE – DILUTED:
Common Stock	$0.41	$(0.25)	$0.46
Class B Common Stock	0.38	(0.23)	0.43
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023

NET EARNINGS (LOSS)	$12,691	$(7,787)	$14,794
OTHER COMPREHENSIVE INCOME (LOSS):
Pension gain arising during the period, net of tax effect of $65, $425 and $171, respectively (Note 8)	186	1,202	485
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $6, $17 and $17, respectively (Note 8)	(17)	(47)	(47)
Fair market value adjustment of interest rate swaps, net of tax benefit of $0, $0 and $8, respectively (Note 5)	—	—	(22)
Reclassification adjustment on interest rate swaps included in interest expense, net of tax benefit of $0, $0 and $20 respectively (Note 5)	—	—	(58)
Other comprehensive income	169	1,155	358
COMPREHENSIVE INCOME (LOSS)	$12,860	$(6,632)	$15,152
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Shareholders' Equity Attributable to The Marcus Corporation	Non-Controlling Interests	Total Equity
BALANCES AT DECEMBER 29, 2022	$24,498	$7,111	$153,794	$274,254	$(1,694)	$(1,866)	$456,097	$824	$456,921
Cash dividends:
$0.22 per share Class B Common Stock	—	—	—	(1,543)	—	—	(1,543)	—	(1,543)
$0.24 per share Common Stock	—	—	—	(5,906)	—	—	(5,906)	—	(5,906)
Exercise of stock options	—	—	(210)	—	—	1,295	1,085	—	1,085
Purchase of treasury stock	—	—	—	—	—	(1,453)	(1,453)	—	(1,453)
Savings and profit-sharing contribution	79	—	1,180	—	—	—	1,259	—	1,259
Reissuance of treasury stock	—	—	(213)	—	—	300	87	—	87
Issuance of non-vested stock	82	—	(303)	—	—	221	—	—	—
Share-based compensation	—	—	6,394	—	—	—	6,394	—	6,394
Conversions of Class B Common Stock	33	(33)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(824)	(824)
Comprehensive income (loss)	—	—	—	14,794	358	—	15,152	—	15,152
BALANCES AT DECEMBER 28, 2023	24,692	7,078	160,642	281,599	(1,336)	(1,503)	471,172	—	471,172
Cash dividends:
$0.28 per share Class B Common Stock	—	—	—	(1,790)	—	—	(1,790)	—	(1,790)
$0.26 per share Common Stock	—	—	—	(6,994)	—	—	(6,994)	—	(6,994)
Exercise of stock options	—	—	52	—	—	1,932	1,984	—	1,984
Purchase of treasury stock	—	—	—	—	—	(10,366)	(10,366)	—	(10,366)
Reissuance of treasury stock	—	—	(285)	—	—	353	68	—	68
Issuance of non-vested stock	452	—	(661)	—	—	209	—	—	—
Share-based compensation	—	—	8,206	—	—	—	8,206	—	8,206
Convertible Senior note repurchase	—	—	(8,423)	—	—	—	(8,423)	—	(8,423)
Capped call unwind	—	—	17,641	—	—	—	17,641	—	17,641
Conversions of Class B Common Stock	93	(93)	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	(7,787)	1,155	—	(6,632)	—	(6,632)
BALANCES AT DECEMBER 26, 2024	25,237	6,985	177,172	265,028	(181)	(9,375)	464,866	—	464,866
Cash dividends:
$0.27 per share Class B Common Stock	—	—	—	(1,914)	—	—	(1,914)	—	(1,914)
$0.30 per share Common Stock	—	—	—	(7,244)	—	—	(7,244)	—	(7,244)
Exercise of stock options	—	—	(1)	—	—	16	15	—	15
Purchase of treasury stock	—	—	(18)	—	—	(18,758)	(18,776)	—	(18,776)
Reissuance of treasury stock	—	—	4	—	—	65	69	—	69
Issuance of non-vested stock	132	—	(657)	—	—	525	—	—	—
Share-based compensation	—	—	7,502	—	—	—	7,502	—	7,502
Comprehensive income (loss)	—	—	—	12,691	169	—	12,860	—	12,860
BALANCES AT DECEMBER 31, 2025	$25,369	$6,985	$184,002	$268,561	$(12)	$(27,527)	$457,378	$—	$457,378
See accompanying notes.

THE MARCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023
OPERATING ACTIVITIES
Net Earnings (loss)	$12,691	$(7,787)	$14,794
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses on investments in joint ventures	611	604	149
Distributions from joint ventures	69	68	200
(Gain) loss on disposition of property, equipment and other assets	(553)	386	41
Gain on insurance settlement	(4,535)	—	—
Impairment charges	5,172	6,823	1,061
Debt conversion expense	—	15,521	—
Depreciation and amortization	70,191	67,958	67,301
Amortization of debt issuance costs	604	1,080	1,467
Share-based compensation	7,502	8,206	6,394
Deferred income taxes	(4,266)	(3,981)	5,561
Other long-term obligations	500	1,854	(95)
Contribution of the Company’s stock to savings and profit-sharing plan	—	—	1,259
Changes in operating assets and liabilities:
Accounts receivable	2,466	(1,754)	1,893
Other assets	(3,098)	1,158	(2,662)
Operating leases	(2,133)	4,605	(785)
Accounts payable	(3,462)	10,434	4,229
Income taxes	37	131	(480)
Taxes other than income taxes	(234)	111	637
Accrued compensation	(1,414)	2,378	63
Other accrued liabilities	4,052	(3,855)	1,602
Total adjustments	71,509	111,727	87,835
Net cash provided by operating activities	84,200	103,940	102,629
INVESTING ACTIVITIES
Capital expenditures	(83,211)	(79,210)	(38,774)
Proceeds from disposals of property, equipment and other assets	859	3,121	4,234
Capital contribution in joint venture	—	(5,620)	—
Subscription and sale of joint venture interests	—	1,500	—
Proceeds from sale of trading securities	8,187	178	40
Purchase of trading securities	—	(2,249)	(839)
Proceeds from insurance settlement	4,535	—	—
Other investing activities	(1,743)	382	(1,410)
Net cash used in investing activities	(71,373)	(81,898)	(36,749)
FINANCING ACTIVITIES
Debt transactions:
Proceeds from borrowings on revolving credit facility	213,000	119,000	38,000
Repayment of borrowings on revolving credit facility	(203,000)	(119,000)	(38,000)
Proceeds from issuance of long-term debt	—	100,000	—
Principal payments on long-term debt	(10,392)	(11,370)	(11,433)
Repayment of borrowing on insurance policy	—	—	(6,700)
Repurchase of convertible senior notes	—	(123,526)	—
Proceeds from capped call unwind	—	18,281	—
Principal payments on finance lease obligations	(2,742)	(2,470)	(2,527)
Debt issuance costs	—	(1,119)	(1,334)
Equity transactions:
Treasury stock transactions, except for stock options	(18,547)	(9,987)	(503)
Exercise of stock options	15	1,674	222
Dividends paid	(9,158)	(8,784)	(7,449)
Distributions to noncontrolling interest	—	—	(824)
Net cash used in financing activities	(30,824)	(37,301)	(30,548)
Net increase (decrease) in cash, cash equivalents and restricted cash	(17,997)	(15,259)	35,332
Cash, cash equivalents and restricted cash at beginning of year	44,579	59,838	24,506
Cash, cash equivalents and restricted cash at end of year	$26,582	$44,579	$59,838
Supplemental Information:
Interest paid, net of amounts capitalized	$10,716	$8,683	$9,738
Income taxes paid, including interest earned	$244	$1,428	$1,776
Change in accounts payable for additions to property and equipment	$(2,865)	$2,872	$956
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At December 31, 2025 and December 26, 2024, respectively, the Company’s $0 and $8,142 of debt and equity securities classified as trading were valued using Level 1 pricing inputs and were included in other current assets. At December 31, 2025 and December 26, 2024, the Company had investments in money market funds of $10,000 and $19,002, respectively, that were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable as of the reporting date. At each of December 31, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of December 31, 2025 and December 26, 2024, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets and liabilities that are measured on a non-recurring basis are discussed in Note 3.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $150,000 of senior notes, valued using Level 2 pricing inputs, is approximately $155,046 at December 31, 2025, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
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
Inventory - Inventories, consisting of food and beverage and concession items, are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method. Inventories of $7,028 and $6,971 as of December 31, 2025 and December 26, 2024, respectively, were included in other current assets.
Assets Held for Sale – Long-lived assets that are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria are classified as assets held for sale and included within current assets on the consolidated balance sheet. Assets held for sale are measured at the lower of their carrying value or their fair value less costs to sell the asset. As of December 31, 2025, there were no assets held for sale. As of December 26, 2024, assets held for sale consisted primarily of land.
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
Depreciation expense totaled $70,050, $67,964 and $67,269 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Long-Lived Assets - The Company periodically considers whether indicators of impairment of long-lived assets held for use are present. This includes quantitative and qualitative factors, including evaluating the historical actual operating performance of the long-lived assets and assessing the potential impact of recent events and transactions impacting the long-lived assets. If such indicators are present, the Company determines if the long-lived assets are recoverable by assessing whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. If the long-lived assets are not recoverable, the Company recognizes any impairment losses based on the excess of the carrying amount of the assets over their fair value. During fiscal 2025, fiscal 2024, and fiscal 2023, the Company determined that indicators of impairment were present. As such, the Company evaluated the value of its property and equipment and the value of its operating lease right-of-use assets and recorded impairment charges as discussed in Note 3.
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
During fiscal 2025 and fiscal 2024, the Company performed a quantitative analysis for its annual goodwill impairment test as of October 1, 2025 and September 27, 2024, respectively. In order to determine fair value, the Company used assumptions based on information available to it as of the date of the quantitative test, including both market data and forecasted cash flows (Level 3 pricing inputs). The Company determined that the fair value of its goodwill was greater than its carrying value and deemed that no impairment was indicated in either fiscal 2025 or fiscal 2024. At December 31, 2025 and December 26, 2024, the Company’s goodwill balance was $74,996.
Trade Name Intangible Asset – During fiscal 2025, the Company reclassified the Movie Tavern tradename, with a carrying value of $6,900, from an indefinite-lived intangible asset to a definite-lived intangible asset. The change was primarily driven by strategic branding decisions. Prior to the reclassification, the Company tested the tradename for impairment in accordance with U.S generally accepted accounting principles for indefinite-lived intangible assets and concluded that the carrying value was less than its estimated fair value. Following the reclassification, the Company began

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)
amortizing the tradename on a straight-line basis over an estimated useful life of 15 years. Future amortization expense is expected to be $460 each year over the remaining useful life of the asset.
Capitalization of Interest - The Company capitalizes interest during construction periods by adding such interest to the cost of constructed assets. Interest of approximately $544, $195 and $43 was capitalized in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Debt Issuance Costs - The Company records debt issuance costs on long-term debt as a direct deduction from the related debt liability. Debt issuance costs related to the Company’s revolving credit facility are included in other long-term assets. Debt issuance costs are deferred and amortized over the term of the related debt agreements. Amortization of debt issuance costs totaled $604, $1,080 and $1,467 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and were included in interest expense on the consolidated statements of operations.
Leases - The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases, (Accounting Standards Codification (ASC) 842), when accounting for leases. See Note 6 - Leases.
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
The following table illustrates the computation of Common Stock and Class B Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shared outstanding:

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023

Net earnings (loss) per share – Basic:
Common Stock	$0.42	$(0.25)	$0.48
Class B Common Stock	$0.38	$(0.23)	$0.43
Net earnings (loss) per share- Diluted:
Common Stock	$0.41	$(0.25)	$0.46
Class B Common Stock	$0.38	$(0.23)	$0.43

Numerator:
Net earnings (loss) attributable to The Marcus Corporation	$12,691	$(7,787)	$14,794

Denominator (in thousands):
Denominator for basic EPS	31,158	31,887	31,658
Effect of dilutive employee stock options	46	—	44
Effect of restricted stock units	75	—	—
Effect of convertible senior notes	—	—	9,287
Diluted weighted-average shares outstanding	31,279	31,887	40,989

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	2,069	2,776	2,933
Restricted stock units	—	48	—
Performance stock units	224	141	—
Total	2,293	2,965	2,933
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1. Description of Business and Summary of Significant Accounting Policies (continued)

Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	December 31, 2025	December 26, 2024

Net unrecognized actuarial loss for pension obligation	$(12)	$(181)
	$(12)	$(181)
New Accounting Pronouncements In fiscal 2025, the Company adopted ASU No. 2023-09, Income Taxes (Topic 740: Improvements to Income Tax Disclosures (ASU No. 2023-09), which requires improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. The annual requirements of ASU No. 2023-09 are included in the Company’s Income Taxes footnote (Note 10) and prior year information has been recast to conform to the current year presentation. The adoption of the new standard did not have a material effect on the Company’s consolidated financial statements.
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
On September 18, 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-50): Targeted Improvements to the Accounting for Internal-Use Software (ASU No. 2025-06), which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU No. 2025-06 also supersedes the current website development costs guidance and incorporates the recognition requirements for website-specific development costs from ASC 350-50 into ASC 350-40. ASU 2025-06 is effective for the Company in fiscal 2028. The Company is evaluating the effect the guidance will have on its consolidated financial statements.
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
The disaggregation of revenues by business segment for fiscal 2025, fiscal 2024 and fiscal 2023 is as follows:

	Fiscal 2025
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$220,385	$—	$—	$220,385
Rooms	—	114,544	—	114,544
Theatre concessions	197,856	—	—	197,856
Food and beverage	—	84,410	—	84,410
Other revenues(1)	41,449	58,666	448	100,563
Revenue before cost reimbursements	459,690	257,620	448	717,758
Cost reimbursements	3,051	37,649	—	40,700
Total revenues	$462,741	$295,269	$448	$758,458

	Fiscal 2024
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$214,421	$—	$—	$214,421
Rooms	—	113,344	—	113,344
Theatre concessions	191,989	—	—	191,989
Food and beverage	—	78,102	—	78,102
Other revenues(1)	39,999	56,900	331	97,230
Revenue before cost reimbursements	446,409	248,346	331	695,086
Cost reimbursements	1,314	39,160	—	40,474
Total revenues	$447,723	$287,506	$331	$735,560

	Fiscal 2023
	Reportable Segment
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$229,186	$—	$—	$229,186
Rooms	—	106,618	—	106,618
Theatre concessions	197,653	—	—	197,653
Food and beverage	—	73,278	—	73,278
Other revenues(1)	31,555	53,519	346	85,420
Revenue before cost reimbursements	458,394	233,415	346	692,155
Cost reimbursements	—	37,420	—	37,420
Total revenues	$458,394	$270,835	$346	$729,575
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
The Company had deferred revenue from contracts with customers of $39,475, $36,353 and $38,034 as of December 31, 2025, December 26, 2024 and December 28, 2023, respectively. The Company had no contract assets as of December 31, 2025 and December 26, 2024. During fiscal 2025, the Company recognized revenue of $21,456 that was included in deferred revenues as of December 26, 2024. During fiscal 2024, the Company recognized revenue of $22,488 that was included in deferred revenues as of December 28, 2023. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced ticket sales and the Company’s loyalty program.
As of December 31, 2025, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,885 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of December 31, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $15,005 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of December 31, 2025, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,831 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
3. Impairment Charges
During fiscal 2025, fiscal 2024 and 2023, the Company determined that indicators of impairment were present at certain theatre asset groups. For certain of the theatre asset groups evaluated for impairment, the sum of the estimated undiscounted future cash flows attributable to certain theatre assets was less than their carrying amounts. The Company

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
3. Impairment Charges (continued)
evaluated the fair value of these assets, consisting primarily of land, building, leasehold improvements and furniture, fixtures and equipment, and operating lease right-of-use assets less lease obligations, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary assets, including estimated sale proceeds) was less than their carrying value and recorded impairment losses of $5,172, $6,823 and $1,061 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, reducing certain property and equipment and certain operating lease right-of-use assets. The remaining net book value of the impaired assets was $24,872 as of December 31, 2025, $16,137 as of December 26, 2024, and $6,429 as of December 28, 2023, excluding any applicable remaining lease obligations.

4. Additional Balance Sheet Information
The composition of accounts receivable is as follows:

	December 31, 2025	December 26, 2024
Trade receivables, net of allowances of $209 and $141, respectively	$6,966	$6,900
Other receivables	12,116	14,557
	$19,082	$21,457
The composition of property and equipment, which is stated at cost, is as follows:

	December 31, 2025	December 26, 2024
Land and improvements	$142,063	$129,991
Buildings and improvements	744,861	736,408
Leasehold improvements	165,646	166,149
Furniture, fixtures and equipment	448,196	424,807
Finance lease right-of-use assets	30,675	29,061
Construction in progress	15,376	15,590
	1,546,817	1,502,006
Less accumulated depreciation and amortization	849,105	816,272
	$697,712	$685,734
The composition of other assets is as follows:

	December 31, 2025	December 26, 2024
Intangible assets - trade names	$6,785	$6,900
Cash surrender value of insurance policy	9,108	8,709
Other assets	8,305	7,723
	$24,198	$23,332
Intangible amortization expense in fiscal 2025 was $115.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Long-Term Debt
Long-term debt is summarized as follows:

	December 31, 2025	December 26, 2024
Senior notes	$150,000	$160,000
Unsecured term note due February 2025, with monthly principal and interest payments of $39, bearing interest at 5.75%	—	78
Payroll Protection Program loans	—	314
Revolving credit agreement	10,000	—
Total debt	160,000	160,392
Debt issuance costs	(993)	(1,252)
Total debt, net of debt issuance costs	159,007	159,140
Less current maturities, net of issuance costs	—	10,133
Long-term debt	$159,007	$149,007
Scheduled annual principal payments on long-term debt for the years subsequent to December 31, 2025, are as follows:

Fiscal Year
2026	$—
2027	62,000
2028	27,714
2029	17,714
2030	17,714
Thereafter	34,858
$160,000
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
The Credit Agreement provides for a five-year revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At December 31, 2025, there were borrowings of $10,000 outstanding on the revolving credit facility, which when borrowed, bear interest at SOFR plus a margin (as discussed further below), effectively 5.52% at December 31, 2025. Availability under the $225,000 revolving credit facility was $209,626 as of December 31, 2025 after taking into consideration outstanding letters of credit that reduce revolver availability.
Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) the term secured overnight financing rate (“SOFR”), plus a credit spread adjustment of 0.10%, subject to a 0% floor, plus a specified margin based upon our net leverage ratio as of the most recent determination date, or (ii) the alternate base rate (“ABR”) (which is the highest of (a) the prime rate, (b) the greater of the federal funds rate and the overnight bank funding rate plus 0.50% or (c) the sum of 1% plus one-month SOFR plus a credit spread adjustment of 0.10%), subject to a 1% floor, plus a specified margin based upon

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Long-Term Debt (continued)
our net leverage ratio as of the most recent determination date; provided, however, as of the effective date of the Sixth Amendment, in respect of revolving loans, the applicable margin is 1.75% for SOFR borrowings and 0.75% for ABR borrowings. The revolving credit facility also requires an annual facility fee equal to 0.175% to 0.275% of the total revolving commitments depending on our consolidated net leverage ratio.
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
Senior Notes
At December 31, 2025, the Company’s $150,000 of senior notes consist of one Note Purchase Agreement and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2027 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.32% to 7.02%, with a weighted-average fixed rate of 6.07%. At December 26, 2024, the weighted average-fixed rate on the Senior notes agreement was 5.94%.
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
During fiscal 2024, the Company entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with the holders of the Convertible Notes. Under the terms of the Purchase Agreements, the holders agreed

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
5. Long-Term Debt (continued)
to exchange $100,050 in aggregate principal amount of Convertible Notes for cash consideration of $121,828 (or $103,547 net of the cash the Company received in connection with the unwind of a portion of the Capped Call Transactions as discussed below) effected over four separate repurchase tranches (the “Convertible Notes Repurchases”). As of December 26, 2024 all of the Convertible Notes were repurchased and retired.
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
During fiscal 2024, the Company incurred debt conversion expense of $15,521 in connection with the Convertible Notes Repurchases. The unwind of the Capped Call Transactions resulted in a 17,641 increase in capital in excess of par within shareholders’ equity during fiscal 2024.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Leases (continued)
Total lease cost consists of the following:

Lease Cost	Classification	Fiscal 2025	Fiscal 2024	Fiscal 2023
Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$2,386	$2,274	$2,760
Interest on lease liabilities	Interest expense	587	664	759
		$2,973	$2,938	$3,519

Operating lease costs:
Operating lease costs	Rent expense	$23,238	$23,953	$24,126
Variable lease cost	Rent expense	1,812	1,724	1,892
Short-term lease cost	Rent expense	193	234	136
		$25,243	$25,911	$26,154
Additional information related to leases is as follows:

Other Information	Fiscal 2025	Fiscal 2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,742	$2,470
Operating cash flows from finance leases	587	664
Operating cash flows from operating leases	25,552	25,183
Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	1,098	232
Operating lease liabilities, including from acquisitions	2,350	3,394

	December 31, 2025	December 26, 2024
Finance leases:
Property and equipment – gross	$30,675	$29,061
Accumulated depreciation and amortization	(21,350)	(19,078)
Property and equipment - net	$9,325	$9,983
Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	December 31, 2025	December 26, 2024
Weighted-average remaining lease terms:
Finance leases	5 years	6 years
Operating leases	10 years	11 years

Weighted-average discount rates:
Finance leases	4.76%	4.69%
Operating leases	4.80%	4.79%

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
6. Leases (continued)
Maturities of lease liabilities as of December 31, 2025 are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026	$23,709	$3,295
2027	23,757	2,337
2028	22,872	2,206
2029	21,386	1,762
2030	18,633	1,002
Thereafter	100,845	2,160
Total lease payments	211,202	12,762
Less: amount representing interest	(46,006)	(1,483)
Total lease liabilities	$165,196	$11,279
Deferred rent payments of approximately $450 for the Company’s operating leases are included in the current operating lease obligations as of December 31, 2025.
7. Shareholders’ Equity and Share-Based Compensation
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
Through December 31, 2025, the Company’s Board of Directors has approved the repurchase of up to 15,687,500 shares of Common Stock to be held in treasury. The Company intends to reissue these shares upon the exercise of stock options and the issuance of restricted stock, restricted stock units and performance stock units. The Company repurchased 1,170,249, 713,456 and 94,508 shares pursuant to these authorizations during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. At December 31, 2025, there were 4,544,433 shares available for repurchase under these authorizations.
In fiscal 2024, the Company discontinued its Associate Stock Purchase Plan and amended its Dividend Reinvestment Plan. Under the amended plan, the Company’s Board of Directors has authorized the issuance of up to 250,000 shares of Common Stock. At December 31, 2025, there were 241,158 shares available under this authorization.
Shareholders of The Marcus Corporation approved the adoption of the Marcus Corporation Omnibus Incentive Plan effective May 7, 2025 and authorized 2,000,000 shares available for issuance under the plan. At December 31, 2025, there were 1,962,548 shares available for grants of various equity awards under the plan, each discussed below.
Total pre-tax share-based compensation expense was $7,502, $8,206 and $6,394 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. The recognized tax benefit on share-based compensation was $1,877, $1,879 and $1,000 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Shareholders’ Equity and Share-Based Compensation (continued)
A summary of the Company’s stock option activity and related information follows (shares in thousands):

	Year Ended
	December 31, 2025		December 26, 2024		December 28, 2023
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,884	$23.22	3,173	$22.69	2,866	$23.76
Granted	—	—	—	—	525	15.96
Exercised	(2)	13.61	(129)	15.34	(83)	13.05
Forfeited	(173)	20.79	(160)	18.94	(135)	25.11
Outstanding at end of period	2,709	23.38	2,884	23.22	3,173	22.69
Exercisable at end of period	2,377	$24.38	2,125	$25.48	1,989	$25.53
Weighted-average fair value of options granted during the period	n/a		n/a		$7.86
Exercise prices for options outstanding as of December 31, 2025 ranged from $12.71 to $41.90. The weighted-average remaining contractual life of those options is 4.6 years. The weighted-average remaining contractual life of options currently exercisable is 4.3 years. There were 2,709,110 options outstanding, vested and expected to vest as of December 31, 2025, with a weighted-average exercise price of $23.38 and an intrinsic value of $405. Additional information as of December 31, 2025 related to options outstanding segregated by exercise price range is as follows (shares in thousands):

	Exercise Price Range
	$12.71 to $17.05	$17.06 to $27.00	$27.01 to $41.90
Options outstanding	1,081	792	836
Weighted-average exercise price of options outstanding	$15.97	$23.04	$33.29
Weighted-average remaining contractual life of options outstanding	6.4	3.7	3.2
Options exercisable	750	791	836
Weighted-average exercise price of options exercisable	$15.83	$23.05	$33.29
The intrinsic value of options outstanding at December 31, 2025 was $405 and the intrinsic value of options exercisable at December 31, 2025 was $405. The intrinsic value of options exercised was $5, $725 and $171 during fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of December 31, 2025, total remaining unearned compensation cost related to stock options was $638, which will be amortized to expense over the remaining weighted-average life of 1.09 years.
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

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Shareholders’ Equity and Share-Based Compensation (continued)
A summary of the Company’s restricted stock activity and related information follows (shares in thousands):

	Year Ended
	December 31, 2025		December 26, 2024		December 28, 2023
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	667	$15.54	238	$17.41	212	$21.07
Granted	173	20.33	476	15.18	107	15.68
Vested	(91)	16.64	(47)	21.37	(81)	23.77
Forfeited	—	—	—	—	—	—
Outstanding at end of period	749	$15.65	667	$15.54	238	$17.41
As of December 31, 2025, total remaining unearned compensation cost related to restricted stock was $3,652, which will be amortized over the weighted-average remaining service period of 2.2 years.
Restricted Stock Units
Restricted stock units (RSUs) cumulatively vest 50% after two years of the grant date and 100% after three years of the grant date. RSU awards are payable in common stock upon vesting. The Company expenses the cost of RSU awards over the vesting period based on the fair value of the awards at the date of grant.
A summary of the Company’s RSU activity and related information follows (shares in thousands):

	Year Ended
	December 31, 2025		December 26, 2024
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	47	$14.79	—	$—
Granted	35	21.86	52	14.79
Vested	—	—	(5)	14.84
Forfeited	(6)	17.24	—	—
Outstanding at end of period	76	$17.83	47	$14.79
As of December 31, 2025, total remaining unearned compensation cost related to RSUs was $745, which will be amortized over the weighted-average remaining service period of 1.8 years.
Performance Stock Units
Performance stock units (PSUs) vest subject to the Company’s achievement of performance goals expressed in terms of (i) earnings before interest, taxes, depreciation and amortization, or EBITDA, growth rate ranking relative to the Russell 2000 Index with respect to 25% of the total number of performance stock unit awards, and (ii) the Company’s average return on invested capital, or ROIC, ranking relative to the Russell 2000 Index with respect to 75% of the total number of performance stock unit awards. For grants awarded in fiscal 2025, the PSU performance goals relate to the three-year period from fiscal 2025 - 2027. For grants awarded in fiscal 2024, the PSU performance goals relate to the three-year performance period from fiscal 2024-2026. PSU awards are payable at the end of their respective performance period in common stock, and the number of PSUs awarded can range from zero to 150% depending on the Company’s achievement of the relative performance metrics. The grant date fair value of the PSUs was determined based on the Company’s stock price at the time of the grant and the anticipated awards expected to vest. Compensation expense is recorded ratably over

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
7. Shareholders’ Equity and Share-Based Compensation (continued)
the three year performance period based on the amount of the award that is expected to be earned, adjusted each reporting period based on current information,
A summary of the Company’s PSU activity and related information follows (shares in thousands):

	Year Ended
	December 31, 2025		December 26, 2024
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	139	$14.84	—	$—
Granted	100	21.86	143	14.84
Vested	—	—	—	—
Forfeited	(6)	17.24	(4)	14.84
Outstanding at end of period	233	$17.80	139	$14.84
As of December 31, 2025, total remaining unearned compensation cost related to PSUs was $2,223, which will be amortized over the weighted-average remaining service period of 1.7 years.
8. Employee Benefit Plans
The Company has a qualified profit-sharing retirement savings plan (401(k) plan) covering eligible employees. The 401(k) plan provides a matching contribution equal to 100% of the first 3% of compensation and 50% of the next 2% of compensation deposited by an employee into the 401(k) plan. The 401(k) plan is under the trusteeship of management. During fiscal 2024 and fiscal 2023, the first 2% of the matching contribution was made with the Company’s common stock. Retirement savings plan expense was $2,715, $2,326 and $2,179 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
The Company also sponsors unfunded, nonqualified, defined-benefit and deferred compensation plans, which are under the trusteeship of management. The Company’s unfunded, nonqualified retirement plan includes two components. The first component is a defined-benefit plan that applies to certain participants. The second component applies to all other participants and provides an account-based supplemental retirement benefit.
The Company recognizes actuarial losses and prior service costs related to its defined benefit plan in the consolidated balance sheets and recognizes changes in these amounts in the year in which changes occur through comprehensive income.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Employee Benefit Plans (continued)
The status of the Company’s unfunded nonqualified, defined-benefit and account-based retirement plan based on the respective December 31, 2025 and December 26, 2024 measurement dates is as follows:

	December 31, 2025	December 26, 2024
Change in benefit obligation:
Benefit obligation at beginning of period	$34,983	$36,349
Service cost	201	248
Interest cost	1,854	1,778
Actuarial gain	(251)	(1,627)
Benefits paid	(1,904)	(1,765)
Benefit obligation at end of year	$34,883	$34,983

Amounts recognized in the statement of financial position consist of:
Current accrued benefit liability (included in Other accrued liabilities)	$(2,277)	$(2,315)
Noncurrent accrued benefit liability (included in Other long-term obligations)	(32,606)	(32,668)
Total	$(34,883)	$(34,983)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$126	$377
Prior service credit	(110)	(132)
Total	$16	$245

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023
Net periodic pension cost:
Service cost	$201	$248	$487
Interest cost	1,854	1,778	1,811
Net amortization of prior service cost and actuarial loss	(23)	(64)	(64)
	$2,032	$1,962	$2,234
The $12 loss, net of tax, included in accumulated other comprehensive loss at December 31, 2025, consists of the $93 net actuarial loss, net of tax, and the $81 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost. The $181 loss, net of tax, included in accumulated other comprehensive loss at December 26, 2024, consists of the $279 net actuarial loss, net of tax, and the $98 unrecognized prior service credit, net of tax, which have not yet been recognized in the net periodic benefit cost.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
8. Employee Benefit Plans (continued)
The accumulated benefit obligation was $34,686 and $34,480 as of December 31, 2025 and December 26, 2024, respectively.
The pre-tax change in the benefit obligation recognized in other comprehensive loss was as follows:

	Year Ended
	December 31, 2025	December 26, 2024

Net actuarial gain	$(251)	(1,627)
Amortization of the prior year service credit	23	64
Total	$(228)	(1,563)
The weighted-average assumptions used to determine the benefit obligations as of the measurement dates were as follows:

	December 31, 2025	December 26, 2024
Discount rate	5.50%	5.45%
Rate of compensation increase	4.00%	4.00%
The weighted-average assumptions used to determine net periodic benefit cost were as follows:

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023
Discount rate	5.45%	5.00%	5.05%
Rate of compensation increase	4.00%	4.00%	4.00%
Benefit payments expected to be paid subsequent to December 31, 2025, are as follows:

Fiscal Year
2026	$2,339
2027	2,363
2028	2,620
2029	3,280
2030	3,312
Years 2031 – 2035	15,523

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Income Taxes
The components of the net deferred tax liability are as follows:

	December 31, 2025	December 26, 2024
Deferred tax assets
Accrued employee benefits	$13,230	$13,171
Operating lease liabilities	43,116	47,121
Gift card liabilities	5,701	6,030
Net operating loss, disallowed interest & tax credit carryforwards	23,150	18,784
Other	135	130
Total	85,332	85,236
Less valuation allowance	(3,594)	(3,583)
Deferred tax assets	81,738	81,653

Deferred tax liabilities
Depreciation and amortization	(69,102)	(68,767)
Operating lease assets	(37,092)	(41,549)
Deferred tax liabilities	(106,194)	(110,316)

Net deferred tax liability	$(24,456)	$(28,663)

Amounts recognized in the consolidated balance sheets consist of:
Deferred income taxes - other assets	$6,449	$3,956
Deferred income taxes - liabilities	(30,905)	(32,619)
Net amount recognized	$(24,456)	$(28,663)
As of December 31, 2025 and December 26, 2024, the Company had federal tax credit carryforwards of $9,067 and $3,010, respectively, and state tax credit carryforwards of $3,500 and $0, respectively. In fiscal 2025, the Company generated federal and state historic rehabilitation credits of $5,233 and $3,500, respectively, related to the renovation of the Hilton Milwaukee. In January 2026, the Company entered into a contract to sell the $3,500 state historic rehabilitation credits for $2,975 and recorded a valuation allowance of $525.
As of December 31, 2025 and December 26, 2024, the Company had state net operating loss carryforwards of $188,849 and $200,279, respectively, which will expire primarily in the next 12 to 20 years. As of December 26, 2024, the valuation allowance for a portion of the Company’s state net operating loss carryforwards that were not more likely than not to be realized was $3,583. In fiscal 2025, the Company decreased the valuation allowance for state net operating loss carryforwards by $513 to $3,070. The amount of the state net operating loss carryforwards considered realizable could be adjusted if, among other factors, estimates of future taxable income during the carryforward periods are reduced or increased.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Income Taxes (continued)

Income tax expense (benefit) consists of the following:

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023
Current:
Federal	$95	$846	$603
State	187	713	692
Deferred:
Federal	(1,759)	2,833	3,900
State	(2,507)	(6,814)	1,661
	$(3,984)	$(2,422)	$6,856
The Company’s effective income tax rate was (45.8)%, 23.7% and 31.7% for fiscal 2025, fiscal 2024 and fiscal 2023, respectively. A reconciliation of the statutory federal tax rate to the effective tax rate on earnings attributable to The Marcus Corporation follows:

	Year Ended
	December 31, 2025		December 26, 2024		December 28, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$1,828	21.0%	$(2,144)	21.0%	$4,547	21.0%
State income taxes, net of federal income tax effect(1)
State income taxes	926	10.6	753	(7.4)	2,472	11.4
State valuation allowances	(406)	(4.7)	(6,126)	60.0	(817)	(3.8)
State historic rehabilitation credits, net of valuation allowance	(2,350)	(27.0)	—	—	—	—
Effect of changes in tax laws	—	—	—	—	—	—
Tax credits
Employment-related tax credits	(813)	(9.3)	(1,301)	12.7	(1,207)	(5.6)
Historic rehabilitation credit	(5,233)	(60.1)	—	—	—	—
Nontaxable or nondeductible items
Excess tax benefits on share-based compensation	191	2.2	334	(3.3)	617	2.8
Other compensation & benefits	1,707	19.6	1,786	(17.5)	1,178	5.4
Meals & entertainment	305	3.5	261	(2.6)	229	1.1
Debt conversion	—	—	3,888	(38.1)	—	—
Section 831(b) exclusion - captive insurance	(262)	(3.0)	(283)	2.8	(215)	(1.0)
Other adjustments	123	1.4	411	(3.9)	53	0.2
Effective tax rate	$(3,984)	(45.8)%	$(2,422)	23.7%	$6,856	31.7%
(1) State taxes in Wisconsin made up the majority of the tax effect in this category in fiscal 2025, fiscal 2024 and fiscal 2023.
The Company's effective income tax rate during fiscal 2025 was positively impacted by the historic rehabilitation credits of $7,583, net of valuation allowance, and by a $406 release of valuation allowances previously recorded against deferred tax

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
9. Income Taxes (continued)

assets for state net operating loss carryforwards (net of federal benefit). The Company has adopted the flow-through method of accounting for these credits. The Company’s effective income tax rate was negatively impacted by excess compensation subject to deduction limitations.
The Company's effective income tax rate during fiscal 2024 was positively impacted by a $7,755 decrease in the valuation allowance for state net operating loss carryforwards, partially offset by a corresponding decrease in the federal benefit on the valuation allowance of $1,629, and was negatively impacted by a nondeductible debt conversion expense resulting from the Convertible Note Repurchases and related termination of the Capped Call Transactions.
Net income taxes paid in fiscal 2025, 2024, and 2023 were $244, $1,428, and $1,776, respectively. Net income taxes paid by jurisdiction is as follows:

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023
Federal	$—	$800	$743
State	244	628	$1,033
Total	$244	$1,428	$1,776
Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended
	December 31, 2025	December 26, 2024	December 28, 2023
Illinois	50	417	448
Minnesota	17	*	90
Missouri	40	35	*
New York	13	*	*
Oklahoma	*	*	179
Pennsylvania	20	*	58
Texas	100	73	76
    * Jurisdiction below the threshold for the period presented.
The Company had no unrecognized tax benefits as of December 31, 2025, December 26, 2024 and December 28, 2023. The Company had no accrued interest or penalties at December 31, 2025 or December 26, 2024. The Company classifies interest and penalties relating to income taxes as income tax expense. For the years ended December 31, 2025 and December 26, 2024, no interest income or expense was recognized in the consolidated statement of operations, compared $1 of interest expense for the year ended December 28, 2023.
The Company's federal income tax returns for fiscal 2021 and prior are no longer subject to examination. With certain exceptions, the Company's state income tax returns are no longer subject to examination prior to fiscal 2020. At this time, the Company does not expect the results from any income tax audit or appeal to have a significant impact on the Company's financial statements.

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and License Rights
Commitments - The Company has commitments for the completion of construction at various properties totaling approximately $5,002 at December 31, 2025.
License Rights – As of December 31, 2025, the Company had license rights to operate two hotels using the Hilton trademark and two hotels using the Marriott trademark. Under the terms of the licenses, the Company is obligated to pay fees based on defined gross sales.
11. Joint Venture Transactions
At December 31, 2025 and December 26, 2024, the Company held investments with aggregate carrying values of $4,486 and $5,166, respectively. Investments at December 31, 2025 and at December 26, 2024 included two joint ventures, both accounted for under the equity method.
In March 2024, the Company formed a joint venture with Hempel Real Estate (“Hempel”) and Robinson Park (“RP”) to acquire the Loews Minneapolis Hotel, a 248 guest room and suite full-service lifestyle hotel located in downtown Minneapolis, Minnesota. The acquired hotel was rebranded as The Lofton Hotel (“Lofton”) under the Tapestry Collection by Hilton flag. The Company invested $5,620 for a 33.3% equity interest in the Lofton joint venture and entered into a management agreement for the hotel. Subsequent to its initial investment in the joint venture, the Company sold an 8.6% interest to a minority investor for $1,500, reducing its equity interest in the Lofton joint venture to 24.7%. The Company accounts for its investment in the Lofton joint venture on the equity method.
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
12. Business Segment Information
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
Following is a summary of business segment information for fiscal 2025, fiscal 2024 and fiscal 2023:

		Theatres	Hotels/Resorts	Total
Fiscal 2025
Total Revenues		$462,741	$295,269	$758,010
Less: Costs and expenses
Theatre operations		234,680	—	234,680
Rooms		—	43,624	43,624
Theatre concessions		82,169	—	82,169
Food and beverage		—	63,900	63,900
Advertising and marketing		6,752	19,080	25,832
Administrative		23,763	44,201	67,964
Depreciation and amortization		41,755	26,873	68,628
Rent		22,946	1,875	24,821
Property taxes		10,561	5,479	16,040
Impairment charges		5,172	—	5,172
Reimbursed costs		3,051	37,649	40,700
Other segment items (2)		2,455	38,172	40,627
Total costs and expenses		433,304	280,853	714,157

Operating income		$29,437	$14,416	$43,853

Investment income				878
Interest expense				(11,472)
Other income (expense), net				2,848
Equity losses from unconsolidated joint ventures, net				(611)
Corporate items (1)				(26,789)
Net earnings before income taxes				$8,707

	Theatres	Hotels/ Resorts	Corporate Items (1)	Total
Additional Disclosures
Share-based compensation	$1,015	$1,153	$5,334	$7,502
Assets	606,256	333,922	74,354	1,014,532
Capital expenditures	28,351	51,893	2,967	83,211

THE MARCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
12. Business Segment Information (continued)

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
12. Business Segment Information (continued)

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
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during the fourth quarter of our fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

During the quarter ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to the relevant information set forth under the captions “Election of Directors” and “Board of Directors and Corporate Governance” in the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders scheduled to be held on May 21, 2026 (our “Proxy Statement”). Information regarding our executive officers may be found in Part I of this Form 10-K under the caption “Executive Officers of the Company.” Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this Form 10-K. Information required under this Item with respect to our Insider Trading Policy is contained in the Proxy Statement under the caption “Prohibition Against Insider Trading” and is also incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by Item 11 is incorporated herein by reference to the relevant information set forth under the caption “Compensation Discussion and Analysis” in our Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table lists certain information about our three stock option plans, our 1995 Equity Incentive Plan, our 2004 Equity and Incentive Awards Plan, and our 2025 Omnibus Incentive Plan, all of which were approved by our shareholders. We do not have any equity-based compensation plans that have not been approved by our shareholders.

Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under current equity compensation plan (excluding securities reflected in the first column)
2,709,000	$23.38	1,962,548
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

PART IV
Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)Financial Statements.
Unless otherwise indicated, references to “fiscal 2025” refer to the fiscal year ended December 31, 2025; references to “fiscal 2024” refer to the fiscal year ended December 26, 2024; and references to “fiscal 2023” refer to the fiscal year ended December 28, 2023. References to fiscal 2025 and fiscal 2024 year end refer to December 31, 2025 and December 26, 2024, respectively.
The following consolidated financial statements of The Marcus Corporation and the Report of Independent Registered Public Accounting Firm thereon, are filed as part of this report:
•Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Balance Sheets as of fiscal 2025 and 2024 year end
•Consolidated Statements of Operations for the 2025, 2024, and 2023 fiscal years
•Consolidated Statements of Comprehensive Income (Loss) for the 2025, 2024, and 2023 fiscal years
•Consolidated Statements of Shareholders’ Equity for the 2025, 2024, and 2023 fiscal years
•Consolidated Statements of Cash Flows for the 2025, 2024, and 2023 fiscal years
•Notes to Consolidated Financial Statements
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

4.12
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

4.13
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

4.14
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

4.15
Master Note Purchase Agreement, dated as of July 9, 2024, by and among The Marcus Corporation and the several purchasers party thereto. [Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, dated 9, 2024.

Other than as set forth in Exhibits 4.1 through 4.15, we have numerous instruments which define the rights of holders of long-term debt. These instruments, primarily promissory notes, have arisen from the purchase of operating properties in the ordinary course of business. These instruments are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these instruments will be furnished to the Securities and Exchange Commission upon request.

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

10.28*	The Marcus Corporation 2025 Omnibus Incentive Plan [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated May 12, 2025].

10.29*
Form of The Marcus Corporation 2025 Omnibus Incentive Plan Performance Share Award Agreement (Executives) [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025].

10.30*
Form of The Marcus Corporation 2025 Omnibus Incentive Plan Performance Share Award Agreement (Leadership) [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025].

10.31*
Form of The Marcus Corporation 2025 Omnibus Incentive Plan Restricted Stock Unit Agreement [Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025].

10.32*	Form of The Marcus Corporation 2025 Omnibus Incentive Plan Restricted Stock Agreement (Directors).

10.33*	Form of The Marcus Corporation 2025 Omnibus Incentive Plan Restricted Stock Agreement (Executives).

10.34	Employee Advisory Services Agreement, dated May 23, 2023, between the Company and Stephen H. Marcus. [Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2023.]

14.1	The Marcus Corporation Code Of Conduct, as amended February 18, 2020. [Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.]

19	The Marcus Corporation Insider Trading Policy.

21	Our subsidiaries as of December 31, 2025.

22	List of guarantor subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350.

97	The Marcus Corporation Incentive Compensation Clawback Policy.

99
Proxy Statement for the 2026 Annual Meeting of Shareholders. (The Proxy Statement for the 2026 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of our fiscal year.)

101
The following materials from The Marcus Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Earnings, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

THE MARCUS CORPORATION

Date: February 26, 2026	By:	/s/ Gregory S. Marcus
Gregory S. Marcus,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of us and in the capacities as of the date indicated above.

By:	/s/ Gregory S. Marcus	By:	/s/ Diane Marcus Gershowitz
	Gregory S. Marcus, President and Chief Executive Officer (Principal Executive Officer) and Chairman		Diane Marcus Gershowitz, Director

By:	/s/ Chad M. Paris	By:	/s/ Timothy E. Hoeksema
	Chad M Paris, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)		Timothy E. Hoeksema, Director

By:	/s/ Katherine M. Gehl	By:	/s/ Allan H. Selig
	Katherine M. Gehl, Director		Allan H. Selig, Director

By:	/s/ Philip L. Milstein	By:	/s/ Brian J. Stark
	Philip L. Milstein, Director		Brian J. Stark, Director

By:	/s/ Bruce J. Olson	By:	/s/ Austin M. Ramirez
	Bruce J. Olson, Director		Austin M. Ramirez, Director

By:	/s/ Paul A. Leff	By:	/s/ Thomas F. Kissinger
	Paul A. Leff, Director		Thomas F. Kissinger, Director

		By:	/s/ David J. Marcus
David J. Marcus, Director