Form 10-Q
period 2026-03-31
MARCUS CORP
filed 2026-04-30
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Yes	☐	No	☒
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
COMMON STOCK OUTSTANDING AT APRIL 27, 2026 – 23,743,749
CLASS B COMMON STOCK OUTSTANDING AT APRIL 27, 2026 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$11,229	$23,448
Restricted cash	3,125	3,134
Accounts receivable, net of reserves of $220 and $209, respectively	16,594	19,082
Other current assets	19,481	18,912
Total current assets	50,429	64,576

Property and equipment:
Land and improvements	147,431	142,063
Buildings and improvements	748,877	744,861
Leasehold improvements	165,877	165,646
Furniture, fixtures and equipment	450,537	448,196
Finance lease right-of-use assets	30,687	30,675
Construction in progress	12,309	15,376
Total property and equipment	1,555,718	1,546,817
Less accumulated depreciation and amortization	865,877	849,105
Net property and equipment	689,841	697,712

Operating lease right-of-use assets	142,826	142,115

Other assets:
Investments in joint ventures	3,812	4,486
Goodwill	74,996	74,996
Deferred income taxes	6,190	6,449
Other	23,964	24,198
Total other assets	108,962	110,129
TOTAL ASSETS	$992,058	$1,014,532
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,687	$44,523
Income taxes	594	—
Taxes other than income taxes	14,967	18,482
Accrued compensation	17,487	23,562
Other accrued liabilities	61,529	57,828
Current portion of finance lease obligations	2,618	2,827
Current portion of operating lease obligations	16,320	16,219
Total current liabilities	145,202	163,441

Finance lease obligations	8,008	8,452

Operating lease obligations	148,894	148,977

Long-term debt	174,062	159,007

Deferred income taxes	27,205	30,905

Other long-term obligations	47,520	46,372

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,369,054 shares at March 31, 2026 and 25,369,054 shares at December 31, 2025	25,369	25,369
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at March 31, 2026 and 6,984,584 shares at December 31, 2025	6,985	6,985
Capital in excess of par	185,084	184,002
Retained earnings	250,798	268,561
Accumulated other comprehensive loss	(15)	(12)
	468,221	484,905
Less cost of Common Stock in treasury (1,640,134 shares at March 31, 2026 and 1,713,780 shares at December 31, 2025)	(27,054)	(27,527)
Total shareholders’ equity	441,167	457,378

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$992,058	$1,014,532
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Theatre admissions	$44,825	$40,931
Rooms	20,462	19,275
Theatre concessions	39,565	38,000
Food and beverage	17,460	17,829
Other revenues	21,694	22,874
	144,006	138,909
Cost reimbursements	10,398	9,857
Total revenues	154,404	148,766

Costs and expenses:
Theatre operations	50,729	49,670
Rooms	10,318	9,906
Theatre concessions	17,170	17,451
Food and beverage	15,056	14,629
Advertising and marketing	5,735	5,244
Administrative	25,311	24,716
Depreciation and amortization	17,835	17,838
Rent	6,187	6,217
Property taxes	4,282	4,409
Other operating expenses	10,563	10,606
(Gain) loss on disposition of property, equipment and other assets	81	(1,365)
Reimbursed costs	10,398	9,857
Total costs and expenses	173,665	169,178

Operating loss	(19,261)	(20,412)

Other income (expense):
Investment income (loss)	20	74
Interest expense	(2,630)	(2,822)
Other income (expense)	(447)	(444)
Equity earnings (losses) from unconsolidated joint ventures	(674)	(570)
	(3,731)	(3,762)

Earnings (loss) before income taxes	(22,992)	(24,174)
Income tax benefit	(7,639)	(7,358)
Net earnings (loss)	$(15,353)	$(16,816)

Net earnings (loss) per share - basic:
Common Stock	$(0.51)	$(0.54)
Class B Common Stock	$(0.46)	$(0.50)

Net earnings (loss) per share - diluted:
Common Stock	$(0.51)	$(0.54)
Class B Common Stock	$(0.46)	$(0.50)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025

Net earnings (loss)	$(15,353)	$(16,816)
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $1 and $2, respectively	(3)	(4)
Other comprehensive loss	(3)	(4)
Comprehensive earnings (loss)	$(15,356)	$(16,820)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025

OPERATING ACTIVITIES:
Net earnings (loss)	$(15,353)	$(16,816)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Losses on investments in joint ventures	674	570
Distribution from joint venture	—	68
Loss (gain) on disposition of property, equipment and other assets	81	(1,365)
Proceeds from sale of historic tax credits	2,975	—
Depreciation and amortization	17,835	17,838
Amortization of debt issuance costs	140	156
Share-based compensation	3,824	3,545
Deferred income taxes	(8,263)	(8,265)
Other long-term obligations	1,093	786
Changes in operating assets and liabilities:
Accounts receivable	2,488	3,204
Other assets	(550)	(2,460)
Operating leases	(693)	(533)
Accounts payable	(14,222)	(23,153)
Income taxes	639	893
Taxes other than income taxes	(3,515)	(3,054)
Accrued compensation	(6,075)	(10,149)
Other accrued liabilities	3,701	3,406
Total adjustments	132	(18,513)
Net cash used in operating activities	(15,221)	(35,329)

INVESTING ACTIVITIES:
Capital expenditures	(6,648)	(23,005)
Proceeds from disposals of property, equipment and other assets	5	204
Proceeds from sale of trading securities	—	4
Other investing activities	14	18
Net cash used in investing activities	(6,629)	(22,779)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	51,000	69,000
Repayment of borrowings on revolving credit facility	(36,000)	(29,000)
Principal payments on long-term debt	—	(308)
Principal payments on finance lease obligations	(699)	(640)
Equity transactions:
Treasury stock transactions, except for stock options	(2,314)	(7,628)
Exercise of stock options	45	8
Dividends paid	(2,410)	(2,180)
Net cash provided by financing activities	9,622	29,252
Net decrease in cash, cash equivalents and restricted cash	(12,228)	(28,856)
Cash, cash equivalents and restricted cash at beginning of period	26,582	44,579
Cash, cash equivalents and restricted cash at end of period	$14,354	$15,723

Supplemental Information:
Interest paid, net of amounts capitalized	$4,809	$4,811
Income taxes (refunded) paid	(15)	15
Change in accounts payable for additions to property, equipment and other assets	1,386	(1,590)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the three months ended March 31, 2026 and March 31, 2025 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at March 31, 2026, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Beginning on December 27, 2024, the Company’s fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for its fiscal year ended December 31, 2025 and thereafter, the Company’s quarterly results are for three month periods ending March 31, June 30, September 30 and December 31 of each year. In this quarterly report, the three months ended March 31, 2025 refers to the period December 27, 2024 through March 31, 2025.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,828 for the three months ended March 31, 2026, and $17,831 for the three months ended March 31, 2025.
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
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the three months ended March 31, 2026 or March 31, 2025.
Earnings (Loss) Per Share - Net earnings (loss) per share (EPS) of Common Stock and Class B Common Stock is computed using the two class method. Basic net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding, adjusted for the effect of dilutive stock options, restricted stock units, and performance stock units using the if-converted method. Convertible Class B Common Stock is reflected on an if-converted basis when dilutive to Common Stock. The computation of the diluted net earnings (loss) per share of Common Stock assumes the conversion of Class B Common Stock in periods that have net earnings since it would be dilutive to Common Stock earnings per share, while the diluted net earnings (loss) per share of Class B Common Stock does not assume the conversion of those shares.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	Three Months Ended
	March 31, 2026	March 31, 2025

Net earnings (loss) per share - basic:
Common Stock	$(0.51)	$(0.54)
Class B Common Stock	$(0.46)	$(0.50)
Net earnings (loss) per share - diluted:
Common Stock	$(0.51)	$(0.54)
Class B Common Stock	$(0.46)	$(0.50)

Numerator:
Net earnings (loss)	$(15,353)	$(16,816)

Denominator (in thousands):
Denominator for basic EPS	30,681	31,596
Effect of dilutive employee stock options	—	—
Effect of restricted stock units	—	—
Diluted weighted-average shares outstanding	30,681	31,596

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	2,504	1,765
Restricted stock units	92	64
Performance stock units	312	189
Total	2,908	2,018
For the periods when the Company reports a net loss, common stock equivalents, restricted stock units, and performance stock units are excluded from the computation of diluted loss per share as their inclusion would have an anti-dilutive effect. Performance stock units are considered anti-dilutive if the performance targets upon which the issuance of the shares are contingent have not been achieved and the respective performance period has not been completed as of the end of the current period.

Shareholders’ Equity - Activity impacting total shareholders’ equity for the three months ended March 31, 2026 and March 31, 2025 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 31, 2025	$25,369	$6,985	$184,002	$268,561	$(12)	$(27,527)	$457,378
Cash dividends:
$0.073 per share Class B Common Stock	—	—	—	(510)	—	—	(510)
$0.08 per share Common Stock	—	—	—	(1,900)	—	—	(1,900)
Exercise of stock options	—	—	—	—	—	45	45
Purchase of treasury stock	—	—	—	—	—	(2,331)	(2,331)
Reissuance of treasury stock	—	—	(313)	—	—	330	17
Issuance of non-vested stock	—	—	(2,429)	—	—	2,429	—
Share-based compensation	—	—	3,824	—	—	—	3,824
Comprehensive loss	—	—	—	(15,353)	(3)	—	(15,356)
BALANCES AT MARCH 31, 2026	25,369	6,985	185,084	250,798	(15)	(27,054)	441,167

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 26, 2024	$25,237	$6,985	$177,172	$265,028	$(181)	$(9,375)	$464,866
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,733)	—	—	(1,733)
Exercise of stock options	—	—	1	—	—	7	8
Purchase of treasury stock	—	—	—	—	—	(7,642)	(7,642)
Reissuance of treasury stock	—	—	1	—	—	13	14
Issuance of non-vested stock	132	—	(208)	—	—	76	—
Share-based compensation	—	—	3,545	—	—	—	3,545
Comprehensive loss	—	—	—	(16,816)	(4)	—	(16,820)
BALANCES AT MARCH 31, 2025	25,369	6,985	180,511	246,032	(185)	(16,921)	441,791
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	March 31, 2026	December 31, 2025

Net unrecognized actuarial loss for pension obligation	$(15)	$(12)
	$(15)	$(12)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At March 31, 2026 and December 31, 2025, the Company had $0 and $10,000, respectively, of investments in money market funds which were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of March 31, 2026 and December 31, 2025, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of March 31, 2026 and December 31, 2025, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $150,000 of senior notes, valued using Level 2 pricing inputs, is approximately $154,408 at March 31, 2026, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025

Service cost	$54	$50
Interest cost	467	464
Net amortization of prior service cost and actuarial loss	(4)	(6)
Net periodic pension cost	$517	$508
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of operations.
Revenue Recognition – The disaggregation of revenues by business segment for the three months ended March 31, 2026 is as follows:

	Three Months Ended March 31, 2026
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$44,825	$—	$—	$44,825
Rooms	—	20,462	—	20,462
Theatre concessions	39,565	—	—	39,565
Food and beverage	—	17,460	—	17,460
Other revenues(1)	7,824	13,797	73	21,694
Revenue before cost reimbursements	92,214	51,719	73	144,006
Cost reimbursements	714	9,684	—	10,398
Total revenues	$92,928	$61,403	$73	$154,404

(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the three months ended March 31, 2025 is as follows:

	Three Months Ended March 31, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$40,931	$—	$—	$40,931
Rooms	—	19,275	—	19,275
Theatre concessions	38,000	—	—	38,000
Food and beverage	—	17,829	—	17,829
Other revenues(1)	7,591	15,196	87	22,874
Revenue before cost reimbursements	86,522	52,300	87	138,909
Cost reimbursements	835	9,022	—	9,857
Total revenues	$87,357	$61,322	$87	$148,766
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $43,544 and $39,475 as of March 31, 2026 and December 31, 2025, respectively. The Company had no contract assets as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company recognized revenue of $8,327 that was included in deferred revenues as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized revenue of $7,449 that was included in deferred revenues as of December 26, 2024. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced sales and the Company’s loyalty program.
As of March 31, 2026, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,900 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of March 31, 2026, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $13,206 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of March 31, 2026, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,474 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
The majority of the Company’s revenue is recognized in less than one year from the original contract.
Recent Accounting Pronouncements - On November 4, 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities. ASU No. 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU No. 2024-03 is effective for the Company in fiscal 2027. The Company is evaluating the effect the guidance will have on its consolidated financial statement disclosures.
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
2. Long-Term Debt
Long-term debt is summarized as follows:

	March 31, 2026	December 31, 2025

Senior notes	$150,000	$150,000
Revolving credit agreement	25,000	10,000
Total debt	175,000	160,000
Debt issuance costs	(938)	(993)
Total debt, net of debt issuance costs	174,062	159,007
Long-term debt	$174,062	$159,007
Credit Agreement
As of March 31, 2026, the Company has a Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At March 31, 2026, there were borrowings of $25,000 outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), approximately 5.32% at March 31, 2026. Availability under the $225,000 revolving credit facility was $194,286 as of March 31, 2026 after taking into consideration outstanding letters of credit that reduce revolver availability.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share and per share data)

equal to 0.175% to 0.275% of the total revolving commitments depending on the Company’s consolidated net leverage ratio.
The Credit Agreement includes, among other restrictions and covenants applicable to the Company, a requirement that the Company’s consolidated net leverage ratio not exceed 3.50:1.00, provided that, with some limitations, such ratio may be increased to 4.00:1.00 for the full fiscal quarter in which a material acquisition (in which aggregate consideration equals or exceeds $30,000) is consummated and the three fiscal quarters immediately thereafter, and a requirement that the Company’s interest coverage ratio at the end of any fiscal quarter not be less than 3.00:1.00.
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
Note Purchase Agreements
As of March 31, 2026, the Company’s $150,000 of senior notes consisted of one Note Purchase Agreement and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2027 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.32% to 7.02%. The weighted average fixed rate of the $150,000 senior notes was 6.07% as of March 31, 2026.
As of March 31, 2026, $50,000 of senior notes are due within the next 12 months. As of March 31, 2026, in accordance with Accounting Standards Codification (“ASC”) 470 Debt, our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the Credit Agreement resulted in the senior notes due within the next 12 months being classified as long-term debt.
3. Leases
The Company determines if an arrangement is a lease at inception. The Company evaluates each lease for classification as either a finance lease or an operating lease according to ASC 842, Leases. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. The Company leases real estate and equipment with lease terms of one year to 45 years, some of which include options to extend and/or terminate the lease.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share and per share data)

Total lease cost consists of the following:

		Three Months Ended
Lease Cost	Classification	March 31, 2026	March 31, 2025

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$621	$550
Interest on lease liabilities	Interest expense	131	150
		$752	$700
Operating lease costs:
Operating lease costs	Rent expense	$5,618	$5,769
Variable lease cost	Rent expense	521	403
Short-term lease cost	Rent expense	48	45
		$6,187	$6,217
Additional information related to leases is as follows:

	Three Months Ended
Other Information	March 31, 2026	March 31, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$699	$640
Operating cash flows from finance leases	131	150
Operating cash flows from operating leases	6,395	6,445

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	46	125
Operating lease liabilities	—	1,261

	March 31, 2026	December 31, 2025

Finance leases:
Property and equipment – gross	$30,687	$30,675
Accumulated depreciation and amortization	(21,936)	(21,350)
Property and equipment - net	$8,751	$9,325

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted-average remaining lease terms:
Finance leases	5 years	5 years
Operating leases	10 years	10 years

Weighted-average discount rates:
Finance leases	4.76%	4.76%
Operating leases	4.83%	4.80%
Deferred rent payments of approximately $421 for the Company’s operating leases have been included in the total operating lease obligations as of March 31, 2026, none of which is included in long-term operating lease obligations.
4. Share-Based Compensation
During the three months ended March 31, 2026, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates. A summary of the Company’s stock option, restricted stock, RSU and PSU activity follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands).

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 31, 2025	2,709	$23.38	825	$15.85	233	$17.80
Granted	—	—	250	16.12	150	16.12
Exercised (1)	(3)	15.47	—	—	—	—
Vested (2)	—	—	(143)	15.41	—	—
Forfeited	(87)	18.66	(2)	20.40	(2)	20.40
March 31, 2026	2,619	$23.55	930	$16.68	381	$17.13
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $3,824 during the three months ended March 31, 2026, and $3,545 during the three months ended March 31, 2025. As of March 31, 2026, total unrecognized share-based compensation expense related to stock options was $431, which will be amortized to expense over the weighted-average remaining life of 1.0 year. As of March 31, 2026, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $8,497, which will be amortized over the weighted-average remaining service period of 2.2 years.
Shareholders of The Marcus Corporation approved the adoption of the Marcus Corporation Omnibus Incentive Plan effective May 7, 2025 and authorized 2,000,000 shares available for issuance under the plan. At March 31, 2026, there were 1,603,111 shares available for grants of various equity awards under the plan.
5. Income Taxes
The Company’s effective income tax rate for the three months ended March 31, 2026 was 33.2%, and was 30.4% for the three months ended March 31, 2025. The effective income tax rates in both the three months ended March 31, 2026 and the three months ended March 31, 2025 were negatively impacted by excess compensation subject to deduction limitations.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share and per share data)

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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share and per share data)

Following is a summary of business segment information for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026
	Theatres	Hotels/Resorts	Total

Total Revenues	$92,928	$61,403	$154,331
Less: Costs and expenses
Theatre operations	50,729	—	50,729
Rooms	—	10,318	10,318
Theatre concessions	17,170	—	17,170
Food and beverage	—	15,056	15,056
Advertising and marketing	1,235	4,408	5,643
Administrative	6,435	10,957	17,392
Depreciation and amortization	10,263	7,188	17,451
Rent	5,603	478	6,081
Property taxes	2,718	1,531	4,249
Reimbursed costs	714	9,684	10,398
Other segment items (1)	871	9,714	10,585
Total costs and expenses	95,738	69,334	165,072

Operating loss	$(2,810)	$(7,931)	$(10,741)

Investment income (loss)			20
Interest expense			(2,630)
Other income (expense), net			(447)
Equity earnings (losses) from unconsolidated joint ventures, net			(674)
Corporate items (2)			(8,520)
Net loss before income taxes			$(22,992)

	Three Months Ended March 31, 2026
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	489	338	2,997	$3,824
Capital expenditures	3,781	2,723	144	6,648
Assets	602,945	331,403	57,710	992,058

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(in thousands, except share and per share data)

	Three Months Ended March 31, 2025
	Theatres	Hotels/Resorts	Total

Total Revenues	$87,357	$61,322	$148,679
Less: Costs and expenses
Theatre operations	49,670	—	49,670
Rooms	—	9,906	9,906
Theatre concessions	17,451	—	17,451
Food and beverage	—	14,629	14,629
Advertising and marketing	1,144	4,064	5,208
Administrative	5,925	11,262	17,187
Depreciation and amortization	10,706	6,736	17,442
Rent	5,652	461	6,113
Property taxes	2,891	1,471	4,362
Reimbursed costs	834	9,023	9,857
Other segment items (1)	(635)	9,814	9,179
Total costs and expenses	93,638	67,366	161,004

Operating loss	$(6,281)	$(6,044)	$(12,325)

Investment income			74
Interest expense			(2,822)
Other income (expense), net			(444)
Equity losses from unconsolidated joint ventures, net			(570)
Corporate items (2)			(8,087)
Net loss before income taxes			$(24,174)

	Three Months Ended March 31, 2025
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$496	$322	$2,727	$3,545
Capital expenditures	4,359	15,903	2,743	23,005
Assets	628,135	320,929	68,893	1,017,957
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
Beginning on December 27, 2024, our fiscal year changed to a calendar fiscal year ending on December 31 of each year. Accordingly, effective for our fiscal year ending December 31, 2025, our quarterly results were three month periods ending March 31, June 30, September 30 and December 31. Fiscal 2025 was a 370 operating day year beginning on December 27, 2024 and ending on December 31, 2025 (comprised of five operating days between December 27-31, 2024, plus 365 operating days in calendar year 2025). Fiscal 2026 is a 365 operating day year beginning on January 1, 2026 and ending on December 31, 2026.

The first quarter of 2026 consisted of the three month period beginning on January 1, 2026 and ended on March 31, 2026 and included five fewer operating days compared to the prior year fiscal first quarter. The first quarter of fiscal 2025 consisted of the three month period beginning December 27, 2024 and ended on March 31, 2025 (comprised of five operating days between December 27-31, 2024, plus 90 operating days in the calendar first quarter of 2025).
Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Overall Results
The following table sets forth revenues, operating loss, other income (expense), net loss, and net loss per diluted common share for the first quarter of fiscal 2026 and fiscal 2025 (in millions, except for per share and variance percentage data):

	First Quarter
			Variance
	F2026	F2025	Amt.	Pct.
Revenues	$154.4	$148.8	$5.6	3.8%
Operating loss	(19.3)	(20.4)	1.2	5.6%
Other income (expense)	(3.7)	(3.8)	—	0.8%
Net loss	$(15.4)	$(16.8)	$1.5	8.7%
Net loss per common share - diluted	$(0.51)	$(0.54)	$0.03	5.6%
Revenues increased during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 due to increased revenues from both our theatre division and hotels and resorts division. Our first quarter is typically the seasonally weakest quarter of our fiscal year due to the traditionally reduced level of winter travel at our predominantly Midwestern portfolio of owned hotels. Additionally, the first quarter of fiscal 2026 included five less operating days compared to the first quarter of fiscal 2025, negatively impacting revenue growth by approximately $15.3 million.
Operating loss during the first quarter of fiscal 2026 improved by $1.2 million compared to the first quarter of fiscal 2025 due to increased revenues from our theatre division, partially offset by a $5.3 million unfavorable impact as a result of five fewer operating days, a decrease in revenue before cost reimbursements from our hotels and resorts division, and an increase in corporate expenses. Operating loss during the first quarter of fiscal 2026 was negatively impacted by a $0.1 million loss on disposition of property, equipment and other assets, compared to a $1.4 million gain on disposition of property, equipment and other assets related to the sale of surplus land during the first quarter of fiscal 2025.
Corporate expenses during the first quarter of fiscal 2026 increased $0.4 million compared to the first quarter of fiscal 2025 due to increased non-cash stock compensation, incentive compensation expenses, personnel and benefits cost inflation, and director compensation, partially offset by decreased professional fees related to tax, audit, and legal services.
Our interest expense totaled $2.6 million for the first quarter of fiscal 2026, compared to $2.8 million for the first quarter of fiscal 2025. The decrease in interest expense during the first quarter of fiscal 2026 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We did not have any significant variations in investment income, other expenses, and equity losses from unconsolidated joint ventures during the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025.
Net loss and net loss per diluted common share improved during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, resulting primarily from a decrease in operating loss as described above.
We reported income tax benefit of $7.6 million for the first quarter of fiscal 2026 compared to benefit of $7.4 million for the first quarter of fiscal 2025. Our fiscal 2026 first quarter effective income tax rate was 33.2% compared to our fiscal 2025 first quarter effective income tax rate of 30.4%. The effective income tax rate in both fiscal 2026 first quarter and fiscal 2025 first quarter were negatively impacted by excess compensation subject to deduction limitations. We anticipate that our effective income tax rate for fiscal 2026 may be in the 32% to 34% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2026 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating loss and operating margin for our theatre division for the first quarter of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2026	F2025	Amt.	Pct.
Total revenues	$92.9	$87.4	$5.6	6.4%
Total revenues before cost reimbursements	92.2	86.5	5.7	6.6%
Operating loss	(2.8)	(6.3)	3.5	55.3%
Operating margin(1)	(3.0)%	(7.3)%
Adjusted EBITDA(2)	8.0	3.7	4.3	117.1%
Adjusted EBITDA margin(2)	8.7%	4.3%
(1)Operating margin is defined as operating income divided by total revenues before cost reimbursements.
(2)See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues before cost reimbursements. See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations.
Revenues and operating loss for the Theatre division improved during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, due to increased attendance driven by stronger performances from films and a $0.4 million decrease in depreciation expense, partially offset by five fewer operating days in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The five fewer operating days in the first quarter of fiscal 2026 (which occurred between the Christmas and New Year’s holidays in the prior year period) negatively impacted revenue growth by $12.2 million and the change in operating loss by approximately $5.0 million. Additionally, operating loss in the prior year period was favorably impacted by a $1.4 million gain on disposition of property, equipment and other assets related to the sale of surplus land during the first quarter of fiscal 2025.
Our theatre division Adjusted EBITDA increased during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 due to increased revenues and improved labor efficiency, partially offset by a $5.0 million unfavorable impact from five fewer operating days and increases in benefits, insurance, and general administrative expenses.
The following table provides a further breakdown of the components of revenues for the theatre division for the first quarter of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2026	F2025	Amt.	Pct.
Admission revenues	$44.8	$40.9	$3.9	9.5%
Concession revenues	39.6	38.0	1.6	4.1%
Other revenues	7.8	7.6	0.2	3.1%
Total revenues before cost reimbursements	92.2	86.5	5.7	6.6%
Cost reimbursements	0.7	0.8	(0.1)	n/m
Total revenues	92.9	87.4	5.6	6.4%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2026 first quarter results, U.S. box office receipts increased 5.0% during our fiscal 2026 first quarter compared to our fiscal 2025 first quarter, indicating that our increase in admission revenues for comparable theatres (excluding theatres closed during the past year) of 9.8% during the first quarter of fiscal 2026 outperformed the industry by 4.8 percentage points. On a calendar quarter basis (January 1st through March 31st), U.S. box office receipts increased 21.4%, indicating that our increase in admissions revenues for our comparable theatres of 29.0%, outperformed the industry by 7.6 percentage points. We believe our over-performance in the first quarter of fiscal 2026 was largely attributable to strategic pricing changes made late during the second quarter of fiscal 2025, resulting in higher average ticket price growth compared to other exhibitors. We believe our outperformance was also the result of a favorable film mix, that included family films such as Hoppers, Zootopia 2, GOAT, and Avatar: Fire and Ash, that were more appealing to audiences in our Midwestern markets than in other parts of the U.S.
Additional data received and compiled by us from Comscore indicates our admission revenues at comparable theatres during the first quarter of fiscal 2026 represented approximately 3.1% of the total admission revenues in the U.S. (commonly referred to as market share in our industry), compared to 3.0% during the first quarter of fiscal 2025. Our goal is to outperform the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, pricing strategies, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres increased 1.9% during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, which was attributable to increased box office performances from films and negatively impacted by five less operating days described above. During the first quarter of fiscal 2026, there were 30 wide-release films (films shown in over approximately 1,500 theatres in the U.S., excluding re-release films) compared to 27 wide-release films during the first quarter of fiscal 2025. On a calendar quarter basis (January 1 through March 31), total theatre attendance for our comparable theatres increased 19.1% during the first quarter of 2026 compared to the first quarter of 2025.
Our highest grossing films during the fiscal 2026 first quarter included Project Hail Mary, Hoppers, Avatar: Fire and Ash, Scream 7, and Zootopia 2. Our top five films during our fiscal 2026 first quarter accounted for 40% of our total box office results, compared to 45% for the top five films during the first quarter of fiscal 2025, both expressed as a percentage of the total admission revenues for the relevant period. An increased reliance on just a few blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. However, during the first quarter of 2026, the film slate was stronger, with a broader range of films performing well, resulting in fewer lower cost films to offset higher cost blockbuster films. Despite the more diverse film slate, our overall film cost as a percentage of admission revenues during the first quarter of fiscal 2026 was flat compared to the same period in the prior fiscal year.
Our average ticket price increased 7.8% during the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025. Our average ticket price during the first quarter of fiscal 2026 was favorably impacted by an increased percentage of ticket sales coming from premium large format (PLF) screens, strategic pricing changes, and a favorable ticket mix. These increases were partially offset by an increase in the percentage of our attendance coming from Value Tuesday. The overall change in average ticket price favorably impacted our admission revenues of our comparable theatres by $3.2 million during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.
Our average concession revenues per person increased by 2.4% during the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025, resulting from increases in movie-themed merchandise sales, concessions menu prices, and the number of concessions transactions per person or incidence rate. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $1.0 million during the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025.
Other revenues during the first quarter of fiscal 2026 increased by $0.2 million compared to the first quarter of fiscal 2025, due largely to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue.
We ended the first quarter of fiscal 2026 and fiscal 2025 with a total of 971 company-owned screens in 77 theatres and 14 managed screens at one theatre, during both periods. We made the decision to close one underperforming leased Movie Tavern theatre during first quarter of fiscal 2025.

Hotels and Resorts
The following table sets forth revenues, operating loss and operating margin for our hotels and resorts division for the first quarter of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage and operating margin):

	First Quarter
			Variance
	F2026	F2025	Amt.	Pct.
Total revenues	$61.4	$61.3	$0.1	0.1%
Total revenues before cost reimbursements	51.7	52.3	(0.6)	(1.1)%
Operating loss	(7.9)	(6.0)	(1.9)	(31.2)%
Operating margin(1)	(12.9)%	(9.9)%
Adjusted EBITDA(2)	(0.3)	1.0	(1.3)	(128.0)%
Adjusted EBITDA margin(2)	(0.5)%	1.9%
(1)Operating margin is defined as operating income divided by total revenues before cost reimbursements
(2)See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues before cost reimbursements. See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations.
Hotels and resorts division revenues increased 0.1% during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, and revenues before cost reimbursements decreased 1.1% during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Results were negatively impacted by five fewer operating days during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The five fewer operating days during the first quarter of fiscal 2026 negatively impacted revenue growth by approximately $3.1 million and the increase in operating loss by approximately $0.4 million. Operating loss increased $1.9 million during the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025, due to lower revenues, a $0.5 million increase in depreciation expense, as well as increases in personnel, benefits, and other costs.
Our hotels and resorts division Adjusted EBITDA decreased during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025 and was negatively impacted by approximately $0.4 million due to five fewer operating days, a decrease in other revenue related to certain group business at one of our condo hotel properties, and increases in personnel, benefits, and other costs.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the first quarter of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2026	F2025	Amt.	Pct.
Room revenues	$20.5	$19.3	$1.2	6.2%
Food/beverage revenues	17.5	17.8	(0.4)	(2.1)%
Other revenues	13.8	15.2	(1.4)	(9.2)%
Total revenues before cost reimbursements	51.7	52.3	(0.6)	(1.1)%
Cost reimbursements	9.7	9.0	0.7	7.3%
Total revenues	$61.4	$61.3	$0.1	0.1%
Division total revenues before cost reimbursements decreased 1.1% during the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025, resulting primarily from five fewer operating days due to the change in fiscal year described above and decreases in other revenues driven primarily by a group buyout of one condo hotel property during a portion of the first quarter of 2025 that did not reoccur in the current year quarter and a weaker ski season at Grand Geneva Resort & Spa resulting from unfavorable weather compared to last year. These revenue decreases were partially offset by the favorable impact of Hilton Milwaukee being fully operational compared to the prior year when the hotel had rooms out of service while undergoing significant renovations.

The following table sets forth certain operating statistics for the first quarter of fiscal 2026 and fiscal 2025, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	First Quarter
			Variance
	F2026	F2025	Amt.	Pct.
Occupancy pct.	59.2%	50.3%	8.9 pts	17.7%
ADR	$156.56	$162.09	$(5.53)	(3.4)%
RevPAR	$92.60	$81.45	$11.15	13.7%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at three of our seven comparable company-owned properties during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, driven mainly by increased occupancy rates. Group business as a percentage of our mix of business represented approximately 35.6% of our total rooms revenue in the first quarter of fiscal 2026, compared to approximately 34.6% during the first quarter of fiscal 2025. Non-group transient pricing decreased in some of our major markets during the first quarter of fiscal 2026, primarily due to less rate compression with the Hilton Milwaukee fully operational compared to the prior year when rooms were out of service due to the renovation, as well as increased competition in one market.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2026 first quarter results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced an increase in RevPAR of 3.9% during our fiscal 2026 first quarter compared to our fiscal 2025 first quarter, leading us to believe we outperformed the industry during the fiscal 2026 first quarter by approximately 9.8 percentage points. We believe our outperformance during the first quarter of fiscal 2026 was partially driven by the favorable impact of the Hilton Milwaukee hotel being fully operational, compared to the first quarter of fiscal 2025 when the hotel was undergoing significant renovations.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced a decrease in RevPAR of 2.9% during our fiscal 2026 first quarter, again compared to our fiscal 2025 first quarter. Therefore, we significantly outperformed our competitive sets during the first quarter of fiscal 2026 by approximately 16.6 percentage points. We believe our outperformance to our competitive sets during the first quarter of fiscal 2026 resulted primarily from strong performance in our group customer segment, in particular at our renovated hotel properties. We believe the outperformance to our competitive sets during the first quarter of fiscal 2026 was also partially attributable to the renovation of Hilton Milwaukee in the prior year period which we believe unfavorably impacted our RevPAR in the first quarter of fiscal 2025 while favorably impacting competitive hotels. After adjusting for the estimated impact of the Hilton Milwaukee renovation on the prior year, we believe our hotels outperformed their competitive sets during the first quarter of fiscal 2026 by approximately 11.5 percentage points.
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
As of the date of this report, our group room revenue bookings for fiscal 2026 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 5% ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2027 is running in-line with where we were at the same time in fiscal 2025 for fiscal 2026. Banquet and catering revenue pace for fiscal 2026 is running in-line with where we were at the same time last year. Banquet and catering revenue pace for fiscal 2027 is running approximately 12% ahead of where we were at the same time in fiscal 2025 for fiscal 2026.

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
The following table sets forth Adjusted EBITDA by reportable operating segment for the first quarter of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	First Quarter
			Variance
	F2026	F2025	Amt.	Pct.
Theatres	$8.0	$3.7	$4.3	117.1%
Hotels and resorts	(0.3)	1.0	(1.3)	(128.0)%
Corporate items	(5.1)	(5.0)	(0.2)	(3.5)%
Total Adjusted EBITDA	$2.6	$(0.3)	$2.9	1102.3%

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	First Quarter
	F2026	F2025
Net earnings (loss)	$(15.4)	$(16.8)
Add (deduct):
Investment (income)	—	(0.1)
Interest expense	2.6	2.8
Other (income) expense	0.4	0.4
Loss (gain) on disposition of property, equipment and other assets	0.1	(1.4)
Equity (earnings) losses from unconsolidated joint ventures	0.7	0.6
Income tax expense	(7.6)	(7.4)
Depreciation and amortization	17.8	17.8
Share-based compensation expenses (1)	3.8	3.5
Theatre exit costs (2)	—	0.1
Other non-recurring (3)	0.1	—
Total Adjusted EBITDA	$2.6	$(0.3)
The following tables set forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	First Quarter, F2026
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(2.8)	$(7.9)	$(8.5)	$(19.3)
Depreciation and amortization	10.3	7.2	0.4	17.8
Loss (gain) on disposition of property, equipment and other assets	0.1	—	—	0.1
Share-based compensation (1)	0.5	0.3	3.0	3.8
Other non-recurring (3)	—	0.1	—	0.1
Total Adjusted EBITDA	$8.0	$(0.3)	$(5.1)	$2.6

	First Quarter, F2025
	Theatres	Hotels & Resorts	Corp. Items	Total
Operating loss	$(6.3)	$(6.0)	$(8.1)	$(20.4)
Depreciation and amortization	10.7	6.7	0.4	17.8
Loss (gain) on disposition of property, equipment and other assets	(1.4)	—	—	(1.4)
Share-based compensation (1)	0.5	0.3	2.7	3.5
Theatre exit costs (2)	0.1	—	—	0.1
Total Adjusted EBITDA	$3.7	$1.0	$(5.0)	$(0.3)
(1)Non-cash expense related to share-based compensation programs.
(2)Reflects non-recurring costs related to the closure and exit of one theatre location in the first quarter of fiscal 2025.
(3)Other non-recurring includes professional fees related to the sale of historic tax credits resulting from the renovation at Hilton Milwaukee.

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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 90-year history and our financial position remains strong. As of March 31, 2026, we had a cash balance of approximately $11.2 million, $194.3 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.28, and our net leverage ratio was 1.70x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	March 31, 2026	December 31, 2025
Long-term debt (GAAP measure) (1)	$174.1	$159.0
Finance lease obligations (GAAP measure) (2)	10.6	11.3
Less: Cash and cash equivalents	(11.2)	(23.4)
Net Debt	$173.5	$146.8

Net Debt	$173.5	$146.8
LTM Adjusted EBITDA (3)	102.1	99.3
Net Leverage (Net Debt to Adjusted EBITDA)	1.70x	1.48x

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
Financial Condition
Net cash used in operating activities totaled $15.2 million during the first quarter of fiscal 2026, compared to net cash used in operating activities of $35.3 million during the first quarter of fiscal 2025. The $20.1 million decrease in net cash used by operating activities was primarily due to an $8.9 million favorable impact from the timing of payments of accounts payable, a $1.9 million decrease in prepaid and other assets, a $4.1 million increase in accrued compensation, $3.0 million in proceeds from the sale of historic tax credits, and a $1.5 million decrease in net loss.
Net cash used in investing activities during the first quarter of fiscal 2026 totaled $6.6 million, compared to net cash used in investing activities of $22.8 million during the first quarter of fiscal 2025. The decrease in net cash used in investing activities of $16.2 million was the result of a decrease of $16.4 million in capital expenditures. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $6.6 million during the first quarter of fiscal 2026 compared to $23.0 million during the first quarter of fiscal 2025.
Fiscal 2026 first quarter cash capital expenditures included approximately $3.8 million incurred in our theatre division, including construction related to insured property damage at one theatre location, and normal maintenance capital projects. We incurred capital expenditures in our hotels and resorts division during the first quarter of fiscal 2026 of approximately $2.7 million, including several smaller capital improvement projects and normal maintenance capital projects. We incurred corporate capital expenditures during the first quarter of fiscal 2026 of approximately $0.1 million, related to technology implementation.

Net cash provided by financing activities during the first quarter of fiscal 2026 totaled $9.6 million compared to net cash provided by financing activities of $29.3 million during the first quarter of fiscal 2025. During the first quarter of fiscal 2026, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $51.0 million of new short-term revolving credit facility borrowings, and we made $36.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2026 (net $15.0 million increase in borrowings on our credit facility). We ended the first quarter of fiscal 2026 with $25.0 million of outstanding borrowings under our revolving credit facility. During the first quarter of fiscal 2025, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $69.0 million of new short-term revolving credit facility borrowings, and we made $29.0 million of repayments on short-term revolving credit facility borrowings during the first quarter of fiscal 2025 (net $40.0 million increase in borrowings on our credit facility).
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.28 at March 31, 2026, compared to 0.26 at December 31, 2025.
During the first quarter of fiscal 2026, we repurchased 0.1 million shares of our common stock for $1.3 million in the open market, compared to 0.4 million shares of our common stock for $7.1 million in the open market during the first quarter of fiscal 2025. As of March 31, 2026, approximately 4.4 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first quarter of fiscal 2026 were $2.4 million. Dividends paid during the first quarter of fiscal 2025 were $2.2 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have not experienced any material changes in our market risk exposures since December 31, 2025.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information with respect to purchases made by us or on our behalf of our Common Stock during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 - January 31	37,521	$14.92	37,521	4,506,912
February 1 - February 28	86,518	15.90	86,518	4,420,394
March 1 - March 31	24,712	15.91	24,712	4,395,682
Total	148,751	$15.66	148,751	4,395,682
(1)Through March 31, 2026, our Board of Directors had authorized the repurchase of up to approximately 15.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of March 31, 2026, we had repurchased approximately 11.3 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

THE MARCUS CORPORATION

DATE: April 30, 2026	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: April 30, 2026	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1