Form 10-Q
period 2026-06-30
MARCUS CORP
filed 2026-07-30
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
COMMON STOCK OUTSTANDING AT JULY 27, 2026 – 23,847,575
CLASS B COMMON STOCK OUTSTANDING AT JULY 27, 2026 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$26,345	$23,448
Restricted cash	4,642	3,134
Accounts receivable, net of reserves of $289 and $209, respectively	19,780	19,082
Other current assets	20,951	18,912
Total current assets	71,718	64,576

Property and equipment:
Land and improvements	148,172	142,063
Buildings and improvements	751,823	744,861
Leasehold improvements	167,054	165,646
Furniture, fixtures and equipment	454,073	448,196
Finance lease right-of-use assets	30,723	30,675
Construction in progress	10,155	15,376
Total property and equipment	1,562,000	1,546,817
Less accumulated depreciation and amortization	880,201	849,105
Net property and equipment	681,799	697,712

Operating lease right-of-use assets	139,148	142,115

Other assets:
Investments in joint ventures	3,797	4,486
Goodwill	74,996	74,996
Deferred income taxes	3,568	6,449
Other	24,523	24,198
Total other assets	106,884	110,129
TOTAL ASSETS	$999,549	$1,014,532
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,957	$44,523
Income taxes	836	—
Taxes other than income taxes	18,597	18,482
Accrued compensation	22,129	23,562
Other accrued liabilities	61,257	57,828
Current portion of finance lease obligations	2,471	2,827
Current portion of operating lease obligations	16,501	16,219
Total current liabilities	164,748	163,441

Finance lease obligations	7,499	8,452

Operating lease obligations	144,394	148,977

Long-term debt	149,116	159,007

Deferred income taxes	32,295	30,905

Other long-term obligations	44,613	46,372

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,369,054 shares at June 30, 2026 and 25,369,054 shares at December 31, 2025	25,369	25,369
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at June 30, 2026 and 6,984,584 shares at December 31, 2025	6,985	6,985
Capital in excess of par	186,141	184,002
Retained earnings	264,233	268,561
Accumulated other comprehensive loss	(18)	(12)
	482,710	484,905
Less cost of Common Stock in treasury (1,569,624 shares at June 30, 2026 and 1,713,780 shares at December 31, 2025)	(25,826)	(27,527)
Total shareholders’ equity	456,884	457,378

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$999,549	$1,014,532
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Theatre admissions	$72,557	$62,348	$117,382	$103,279
Rooms	33,706	29,632	54,168	48,907
Theatre concessions	65,264	57,611	104,829	95,611
Food and beverage	22,509	21,291	39,969	39,120
Other revenues	26,674	24,790	48,368	47,664
	220,710	195,672	364,716	334,581
Cost reimbursements	11,034	10,371	21,432	20,228
Total revenues	231,744	206,043	386,148	354,809

Costs and expenses:
Theatre operations	70,525	64,172	121,254	113,842
Rooms	11,785	11,086	22,103	20,992
Theatre concessions	26,180	23,337	43,350	40,788
Food and beverage	16,697	15,656	31,753	30,285
Advertising and marketing	6,774	6,644	12,509	11,888
Administrative	23,691	22,972	49,002	47,688
Depreciation and amortization	17,350	17,603	35,185	35,441
Rent	6,358	6,354	12,545	12,571
Property taxes	4,055	4,328	8,337	8,737
Other operating expenses	10,115	10,332	20,678	20,938
Loss (gain) on disposition of property, equipment and other assets	113	181	194	(1,184)
Reimbursed costs	11,034	10,371	21,432	20,228
Total costs and expenses	204,677	193,036	378,342	362,214

Operating income (loss)	27,067	13,007	7,806	(7,405)

Other income (expense):
Investment income	66	409	86	483
Interest expense	(2,734)	(2,981)	(5,364)	(5,803)
Other income (expense)	(393)	(443)	(840)	(887)
Equity earnings (losses) from unconsolidated joint ventures	(15)	75	(689)	(495)
	(3,076)	(2,940)	(6,807)	(6,702)

Earnings (loss) before income taxes	23,991	10,067	999	(14,107)
Income tax expense (benefit)	8,147	2,746	508	(4,612)
Net earnings (loss)	$15,844	$7,321	$491	$(9,495)

Net earnings (loss) per share - basic:
Common Stock	$0.53	$0.24	$0.02	$(0.31)
Class B Common Stock	$0.48	$0.22	$0.02	$(0.28)

Net earnings (loss) per share - diluted:
Common Stock	$0.51	$0.23	$0.02	$(0.31)
Class B Common Stock	$0.48	$0.22	$0.02	$(0.28)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net earnings (loss)	$15,844	$7,321	$491	$(9,495)
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $1, $1, $2 and $3, respectively	(3)	(4)	(6)	(8)
Other comprehensive loss	(3)	(4)	(6)	(8)
Comprehensive earnings (loss)	$15,841	$7,317	$485	$(9,503)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025

OPERATING ACTIVITIES:
Net earnings (loss)	$491	$(9,495)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Losses on investments in joint ventures	689	495
Distribution from joint venture	—	68
Loss (gain) on disposition of property, equipment and other assets	194	(1,184)
Proceeds from sale of historic tax credits	2,975	—
Depreciation and amortization	35,185	35,441
Amortization of debt issuance costs	281	314
Share-based compensation	5,450	4,986
Deferred income taxes	(550)	(5,870)
Changes in operating assets and liabilities:
Accounts receivable	(698)	(1,267)
Other assets	(1,402)	(6,437)
Operating leases	(1,334)	(1,053)
Accounts payable	(2,968)	(13,679)
Income taxes	881	1,132
Taxes other than income taxes	115	(204)
Accrued compensation	(1,433)	(8,233)
Other accrued liabilities	3,428	1,116
Other long-term obligations	(2,562)	181
Total adjustments	38,251	5,806
Net cash provided by (used in) operating activities	38,742	(3,689)

INVESTING ACTIVITIES:
Capital expenditures	(16,649)	(39,915)
Proceeds from disposals of property, equipment and other assets	156	212
Proceeds from sale of trading securities	—	8,187
Other investing activities	18	(29)
Net cash used in investing activities	(16,475)	(31,545)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	82,000	105,000
Repayment of borrowings on revolving credit facility	(92,000)	(84,000)
Principal payments on long-term debt	—	(392)
Principal payments on finance lease obligations	(1,433)	(1,323)
Equity transactions:
Treasury stock transactions, except for stock options	(2,700)	(7,612)
Exercise of stock options	1,090	10
Dividends paid	(4,819)	(4,329)
Net cash provided by (used in) financing activities	(17,862)	7,354
Net increase (decrease) in cash, cash equivalents and restricted cash	4,405	(27,880)
Cash, cash equivalents and restricted cash at beginning of period	26,582	44,579
Cash, cash equivalents and restricted cash at end of period	$30,987	$16,699

Supplemental Information:
Interest paid, net of amounts capitalized	$5,057	$5,356
Income taxes paid	177	125
Change in accounts payable for additions to property, equipment and other assets	1,402	(336)
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the three and six months ended June 30, 2026 and June 30, 2025 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at June 30, 2026, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Beginning on December 27, 2024, the Company’s fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for its fiscal year ended December 31, 2025 and thereafter, the Company’s quarterly results are for three month periods ending March 31, June 30, September 30 and December 31 of each year. In this quarterly report, the six months ended June 30, 2025 refers to the period December 27, 2024 through June 30, 2025.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,114 and $34,942, respectively, for the three and six months ended June 30, 2026, and $17,597 and $35,428, respectively, for the three and six months ended June 30, 2025.
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
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the six months ended June 30, 2026 or June 30, 2025.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net earnings (loss) per share - basic:
Common Stock	$0.53	$0.24	$0.02	$(0.31)
Class B Common Stock	$0.48	$0.22	$0.02	$(0.28)
Net earnings (loss) per share - diluted:
Common Stock	$0.51	$0.23	$0.02	$(0.31)
Class B Common Stock	$0.48	$0.22	$0.02	$(0.28)

Numerator:
Net earnings (loss)	$15,844	$7,321	$491	$(9,495)

Denominator (in thousands):
Denominator for basic EPS	30,733	31,304	30,707	31,453
Effect of dilutive employee stock options	212	47	146	—
Effect of restricted stock units	104	80	98	—
Diluted weighted-average shares outstanding	31,049	31,431	30,951	31,453

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	1,510	2,215	1,527	1,829
Restricted stock units	—	—	—	72
Performance stock units	375	238	344	213
Total	1,885	2,453	1,871	2,114
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

Shareholders’ Equity - Activity impacting total shareholders’ equity for the six months ended June 30, 2026 and June 30, 2025 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 31, 2025	$25,369	$6,985	$184,002	$268,561	$(12)	$(27,527)	$457,378
Cash dividends:
$0.073 per share Class B Common Stock	—	—	—	(510)	—	—	(510)
$0.08 per share Common Stock	—	—	—	(1,900)	—	—	(1,900)
Exercise of stock options	—	—	—	—	—	45	45
Purchase of treasury stock	—	—	—	—	—	(2,331)	(2,331)
Reissuance of treasury stock	—	—	(313)	—	—	330	17
Issuance of non-vested stock	—	—	(2,429)	—	—	2,429	—
Share-based compensation	—	—	3,824	—	—	—	3,824
Comprehensive loss	—	—	—	(15,353)	(3)	—	(15,356)
BALANCES AT MARCH 31, 2026	25,369	6,985	185,084	250,798	(15)	(27,054)	441,167
Cash dividends:
$0.073 per share Class B Common Stock	—	—	—	(510)	—	—	(510)
$0.08 per share Common Stock	—	—	—	(1,899)	—	—	(1,899)
Exercise of stock options	—	—	(274)	—	—	3,014	2,740
Purchase of treasury stock	—	—	—	—	—	(2,097)	(2,097)
Reissuance of treasury stock	—	—	(13)	—	—	29	16
Issuance of non-vested stock	—	—	(282)	—	—	282	—
Shared-based compensation	—	—	1,626	—	—	—	1,626
Comprehensive income (loss)	—	—	—	15,844	(3)	—	15,841
BALANCES AT JUNE 30, 2026	25,369	6,985	186,141	264,233	(18)	(25,826)	456,884

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 26, 2024	$25,237	$6,985	$177,172	$265,028	$(181)	$(9,375)	$464,866
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,733)	—	—	(1,733)
Exercise of stock options	—	—	1	—	—	7	8
Purchase of treasury stock	—	—	—	—	—	(7,642)	(7,642)
Reissuance of treasury stock	—	—	1	—	—	13	14
Issuance of non-vested stock	132	—	(208)	—	—	76	—
Share-based compensation	—	—	3,545	—	—	—	3,545
Comprehensive loss	—	—	—	(16,816)	(4)	—	(16,820)
BALANCES AT MARCH 31, 2025	25,369	6,985	180,511	246,032	(185)	(16,921)	441,791
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,702)	—	—	(1,702)
Exercise of stock options	—	—	—	—	—	2	2
Purchase of treasury stock	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	1	—	—	15	16
Issuance of non-vested stock	—	—	(265)	—	—	265	—
Shared-based compensation	—	—	1,441	—	—	—	1,441
Comprehensive income (loss)	—	—	—	7,321	(4)	—	7,317
BALANCES AT JUNE 30, 2025	25,369	6,985	181,688	251,204	(189)	(16,639)	448,418
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	June 30, 2026	December 31, 2025

Net unrecognized actuarial loss for pension obligation	$(18)	$(12)
	$(18)	$(12)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At June 30, 2026 and December 31, 2025, the Company had $12,000 and $10,000, respectively, of investments in money market funds which were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of June 30, 2026 and December 31, 2025, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of June 30, 2026 and December 31, 2025, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $150,000 of senior notes, valued using Level 2 pricing inputs, is approximately $153,523 at June 30, 2026, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Service cost	$55	$50	$109	$100
Interest cost	467	463	934	927
Net amortization of prior service cost and actuarial loss	(4)	(5)	(8)	(11)
Net periodic pension cost	$518	$508	$1,035	$1,016
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of operations.
Revenue Recognition – The disaggregation of revenues by business segment for the three and six months ended June 30, 2026 is as follows:

	Three Months Ended June 30, 2026
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$72,557	$—	$—	$72,557
Rooms	—	33,706	—	33,706
Theatre concessions	65,264	—	—	65,264
Food and beverage	—	22,509	—	22,509
Other revenues(1)	12,025	14,537	112	26,674
Revenue before cost reimbursements	149,846	70,752	112	220,710
Cost reimbursements	802	10,232	—	11,034
Total revenues	$150,648	$80,984	$112	$231,744

	Six Months Ended June 30, 2026
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$117,382	$—	$—	$117,382
Rooms	—	54,168	—	54,168
Theatre concessions	104,829	—	—	104,829
Food and beverage	—	39,969	—	39,969
Other revenues(1)	19,849	28,334	185	48,368
Revenue before cost reimbursements	242,060	122,471	185	364,716
Cost reimbursements	1,516	19,916	—	21,432
Total revenues	$243,576	$142,387	$185	$386,148
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the three and six months ended June 30, 2025 is as follows:

	Three Months Ended June 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$62,348	$—	$—	$62,348
Rooms	—	29,632	—	29,632
Theatre concessions	57,611	—	—	57,611
Food and beverage	—	21,291	—	21,291
Other revenues(1)	11,045	13,634	111	24,790
Revenue before cost reimbursements	131,004	64,557	111	195,672
Cost reimbursements	646	9,725	—	10,371
Total revenues	$131,650	$74,282	$111	$206,043

	Six Months Ended June 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$103,279	$—	$—	$103,279
Rooms	—	48,907	—	48,907
Theatre concessions	95,611	—	—	95,611
Food and beverage	—	39,120	—	39,120
Other revenues(1)	18,636	28,830	198	47,664
Revenue before cost reimbursements	217,526	116,857	198	334,581
Cost reimbursements	1,481	18,747	—	20,228
Total revenues	$219,007	$135,604	$198	$354,809
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $42,995 and $39,475 as of June 30, 2026 and December 31, 2025, respectively. The Company had no contract assets as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026, the Company recognized revenue of $13,852 that was included in deferred revenues as of December 31, 2025. During the six months ended June 30, 2025, the Company recognized revenue of $12,448 that was included in deferred revenues as of December 26, 2024. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced sales and the Company’s loyalty program.
As of June 30, 2026, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,748 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of June 30, 2026, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $12,124 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within the next two years.
As of June 30, 2026, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,472 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
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
On December 4, 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes recognition, measurement, and presentation guidance for government grants received by business entities. Under the new guidance, government grants are recognized when there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received. Grants related to income are presented either as other income or as a reduction of the related expense, while grants related to assets are recorded either as deferred income or as a reduction of the carrying amount of the related asset. The guidance in this ASU is effective for fiscal years beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If a business entity adopts the amendments in this ASU in an interim reporting period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. The Company elected to early adopt this guidance in fiscal 2026, applying a modified prospective approach. The Company has elected to recognize the government grant utilizing the deferred income approach. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

2. Long-Term Debt
Long-term debt is summarized as follows:

	June 30, 2026	December 31, 2025

Senior notes	$150,000	$150,000
Revolving credit agreement	—	10,000
Total debt	150,000	160,000
Debt issuance costs	(884)	(993)
Total debt, net of debt issuance costs	149,116	159,007
Long-term debt	$149,116	$159,007
Credit Agreement
As of June 30, 2026, the Company has a Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At June 30, 2026, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), approximately 5.39% at June 30, 2026. Availability

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share and per share data)

under the $225,000 revolving credit facility was $219,286 as of June 30, 2026 after taking into consideration outstanding letters of credit that reduce revolver availability.
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
Note Purchase Agreements
As of June 30, 2026, the Company’s $150,000 of senior notes consisted of one Note Purchase Agreement and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2027 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.32% to 7.02%. The weighted average fixed rate of the $150,000 senior notes was 6.07% as of June 30, 2026.
As of June 30, 2026, $50,000 of senior notes are due within the next 12 months. As of June 30, 2026, in accordance with Accounting Standards Codification (“ASC”) 470 Debt, our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the Credit Agreement resulted in the senior notes due within the next 12 months being classified as long-term debt.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share and per share data)

Total lease cost consists of the following:

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$625	$602	$1,246	$1,152
Interest on lease liabilities	Interest expense	124	152	255	302
		$749	$754	$1,501	$1,454
Operating lease costs:
Operating lease costs	Rent expense	$5,596	$5,759	$11,214	$11,528
Variable lease cost	Rent expense	715	544	1,236	947
Short-term lease cost	Rent expense	47	51	95	96
		$6,358	$6,354	$12,545	$12,571
Additional information related to leases is as follows:

	Six Months Ended
Other Information	June 30, 2026	June 30, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,433	$1,323
Operating cash flows from finance leases	255	302
Operating cash flows from operating leases	12,718	12,804

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	125	757
Operating lease liabilities	4,588	1,261

	June 30, 2026	December 31, 2025

Finance leases:
Property and equipment – gross	$30,723	$30,675
Accumulated depreciation and amortization	(22,520)	(21,350)
Property and equipment - net	$8,203	$9,325

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted-average remaining lease terms:
Finance leases	5 years	5 years
Operating leases	10 years	10 years

Weighted-average discount rates:
Finance leases	4.75%	4.76%
Operating leases	4.83%	4.80%
Deferred rent payments of approximately $393 for the Company’s operating leases have been included in the total operating lease obligations as of June 30, 2026, none of which is included in long-term operating lease obligations.
4. Share-Based Compensation
During the six months ended June 30, 2026, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates. A summary of the Company’s stock option, restricted stock, RSU and PSU activity follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands).

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 31, 2025	2,709	$23.38	825	$15.85	233	$17.80
Granted	—	—	255	16.15	153	16.15
Exercised (1)	(166)	16.79	—	—	—	—
Vested (2)	—	—	(184)	15.79	—	—
Forfeited	(92)	19.01	(2)	19.50	(14)	17.74
June 30, 2026	2,451	$24.00	894	$16.65	372	$17.12
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $1,626 and $5,450, respectively, during the three and six months ended June 30, 2026, and $1,441 and $4,986, respectively, during the three and six months ended June 30, 2025. As of June 30, 2026, total unrecognized share-based compensation expense related to stock options was $325, which will be amortized to expense over the weighted-average remaining life of 0.8 years. As of June 30, 2026, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $7,720, which will be amortized over the weighted-average remaining service period of 1.9 years.
Shareholders of The Marcus Corporation approved the adoption of the Marcus Corporation Omnibus Incentive Plan effective May 7, 2025 and authorized 2,000,000 shares available for issuance under the plan. At June 30, 2026, there were 1,612,447 shares available for grants of various equity awards under the plan.
5. Income Taxes
The Company’s effective income tax rate for the three and six months ended June 30, 2026 was 33.9% and 50.8%, respectively, and was 27.3% and 32.7% for the three and six months ended June 30, 2025. The effective income tax rates in

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share and per share data)

both the three and six months ended June 30, 2026 were negatively impacted by excess compensation subject to deduction limitations. The effective income tax rate for the six months ended June 30, 2026 was impacted by discrete tax items primarily related to the exercise of stock options.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share and per share data)

Following is a summary of business segment information for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$150,648	$80,984	$231,632	$131,650	$74,282	$205,932
Less: Costs and expenses
Theatre operations	70,525	—	70,525	64,172	—	64,172
Rooms	—	11,785	11,785	—	11,086	11,086
Theatre concessions	26,180	—	26,180	23,337	—	23,337
Food and beverage	—	16,697	16,697	—	15,656	15,656
Advertising and marketing	1,575	5,158	6,733	1,794	4,804	6,598
Administrative	6,369	11,527	17,896	5,852	10,817	16,669
Depreciation and amortization	9,699	7,268	16,967	10,455	6,746	17,201
Rent	5,811	443	6,254	5,783	467	6,250
Property taxes	2,503	1,519	4,022	2,847	1,453	4,300
Reimbursed costs	802	10,232	11,034	647	9,724	10,371
Other segment items (1)	529	9,651	10,180	1,063	9,335	10,398
Total costs and expenses	123,993	74,280	198,273	115,950	70,088	186,038

Operating income	$26,655	$6,704	$33,359	$15,700	$4,194	$19,894

Investment income (loss)			66			409
Interest expense			(2,734)			(2,981)
Other income (expense), net			(393)			(443)
Equity earnings (losses) from unconsolidated joint ventures, net			(15)			75
Corporate items (2)			(6,292)			(6,887)
Net income before income taxes			$23,991			$10,067

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	247	324	1,055	$1,626	$187	$274	$980	$1,441
Capital expenditures	6,290	3,526	185	10,001	6,065	10,718	127	16,910
Assets	600,732	333,641	65,176	999,549	627,857	333,075	55,375	1,016,307

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(in thousands, except share and per share data)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$243,576	$142,387	$385,963	$219,007	$135,604	$354,611
Less: Costs and expenses
Theatre operations	121,254	—	121,254	113,842	—	113,842
Rooms	—	22,103	22,103	—	20,992	20,992
Theatre concessions	43,350	—	43,350	40,788	—	40,788
Food and beverage	—	31,753	31,753	—	30,285	30,285
Advertising and marketing	2,810	9,566	12,376	2,938	8,868	11,806
Administrative	12,805	22,484	35,289	11,777	22,079	33,856
Depreciation and amortization	19,963	14,455	34,418	21,161	13,482	34,643
Rent	11,414	921	12,335	11,435	928	12,363
Property taxes	5,220	3,050	8,270	5,738	2,924	8,662
Reimbursed costs	1,516	19,916	21,432	1,481	18,747	20,228
Other segment items (1)	1,400	19,365	20,765	428	19,149	19,577
Total costs and expenses	219,732	143,613	363,345	209,588	137,454	347,042

Operating income (loss)	$23,844	$(1,226)	$22,618	$9,419	$(1,850)	$7,569

Investment income			86			483
Interest expense			(5,364)			(5,803)
Other income (expense), net			(840)			(887)
Equity losses from unconsolidated joint ventures, net			(689)			(495)
Corporate items (2)			(14,812)			(14,974)
Net income (loss) before income taxes			$999			$(14,107)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$736	$661	$4,053	$5,450	$683	$596	$3,707	$4,986
Capital expenditures	10,071	6,249	329	16,649	10,424	26,621	2,870	39,915
Assets	600,732	333,641	65,176	999,549	627,857	333,075	55,375	1,016,307
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

The second quarter of 2026 and 2025 consisted of the three month periods beginning on April 1 and ended on June 30. The first half of fiscal 2026 consisted of the six month period beginning on January 1, 2026 and ended on June 30, 2026 and included five fewer operating days compared to the prior year fiscal first half. The first half of fiscal 2025 consisted of the period beginning on December 27, 2024 and ended on June 30, 2025 (comprised of five operating days between December 27-31, 2024, plus 181 operating days in the calendar first half of 2025).
Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Overall Results
The following table sets forth revenues, operating income (loss), other income (expense), net earnings (loss), and net earnings (loss) per diluted common share for the second quarter and first half of fiscal 2026 and fiscal 2025 (in millions, except for per share and variance percentage data):

	Second Quarter				First Half
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Revenues	$231.7	$206.0	$25.7	12.5%	$386.1	$354.8	$31.3	8.8%
Operating income (loss)	27.1	13.0	14.1	108.1%	7.8	(7.4)	15.2	205.4%
Other income (expense)	(3.1)	(2.9)	(0.1)	(4.6)%	(6.8)	(6.7)	(0.1)	(1.6)%
Net earnings (loss)	$15.8	$7.3	$8.5	116.4%	$0.5	$(9.5)	$10.0	105.2%
Net earnings (loss) per common share - diluted	$0.51	$0.23	$0.28	121.7%	$0.02	$(0.31)	$0.33	106.5%
Revenues increased during the second quarter and first half of fiscal 2026 compared to the second quarter and first half of fiscal 2025 due to increased revenues from both our theatre division and hotels and resorts division. First half revenues increased despite the fact that the first half of fiscal 2026 included five less operating days compared to the first half of fiscal 2025, negatively impacting revenue growth by approximately $15.3 million.
Operating income during the second quarter of fiscal 2026 improved by $14.1 million compared to the second quarter of fiscal 2025, primarily due to increased revenues before cost reimbursements from both our theatre division and hotels and resorts division, a $0.6 million decrease in corporate expenses and a $0.3 million decrease in depreciation expense. Operating income (loss) during the first half of fiscal 2026 improved by $15.2 million compared to the first half of fiscal 2025 due to increased revenues from both our theatre and hotels and resorts divisions, decreased corporate expenses, and a $0.3 million decrease in depreciation expense, partially offset by a $5.3 million unfavorable impact as a result of five fewer operating days. Operating income (loss) during the first half of fiscal 2026 was negatively impacted by a $0.2 million loss on disposition of property, equipment and other assets, compared to a $1.2 million gain on disposition of property, equipment and other assets related to the sale of surplus land during the first half of fiscal 2025.
Corporate expenses during the second quarter of fiscal 2026 decreased $0.6 million compared to the second quarter of fiscal 2025, primarily due to decreased incentive compensation expenses, decreased professional fees related to tax, and audit, partially offset by personnel and benefits cost inflation, increased non-cash stock compensation, director compensation, and increased legal professional fees. Corporate expenses during the first half of fiscal 2026 decreased $0.2 million compared to the first half of fiscal 2025 due to decreased professional fees related to tax, audit, and legal services, and decreased incentive compensation expenses, partially offset by increased non-cash stock compensation, personnel and benefits cost inflation, and director compensation.
Our interest expense totaled $2.7 million and $5.4 million for the second quarter and first half of fiscal 2026, respectively, compared to $3.0 million and $5.8 million for the second quarter and first half of fiscal 2025, respectively. The decrease in interest expense during the second quarter and first half of fiscal 2026 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.

We recognized investment income of $0.1 million during the second quarter and first half of fiscal 2026, compared to $0.4 million and $0.5 million during the second quarter and first half of fiscal 2025, respectively. Variations in investment income were due to changes in the value of marketable securities.
We did not have any significant variations in other expenses and equity losses from unconsolidated joint ventures during the second quarter and first half of fiscal 2026, compared to the second quarter and first half of fiscal 2025.
Net earnings (loss) and net earnings (loss) per diluted common share improved during the second quarter and first half of fiscal 2026 compared to the second quarter and first half of fiscal 2025, resulting primarily from an increase in operating income as described above.
We reported income tax expense of $8.1 million for the second quarter of fiscal 2026 compared to expense of $2.7 million for the second quarter of fiscal 2025. We reported income tax expense of $0.5 million for the first half of fiscal 2026 compared to a benefit of $4.6 million for the first half of fiscal 2025. Our fiscal 2026 first half effective income tax rate was 50.8% compared to our fiscal 2025 first half effective income tax rate of 32.7%. The effective income tax rate for the first half of 2026 was negatively impacted by discrete tax items related to stock option exercises. The effective income tax rate in both fiscal 2026 first half and fiscal 2025 first half was negatively impacted by excess compensation subject to deduction limitations. We anticipate that our effective income tax rate for fiscal 2026 may be in the 32% to 34% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2026 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin for our theatre division for the second quarter and first half of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage, operating margin and Adjusted EBITDA margin):

	Second Quarter				First Half
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Total revenues	$150.6	$131.7	$19.0	14.4%	$243.6	$219.0	$24.6	11.2%
Total revenues before cost reimbursements	149.8	131.0	18.8	14.4%	242.1	217.5	24.5	11.3%
Operating income	26.7	15.7	11.0	69.8%	23.8	9.4	14.4	153.1%
Operating margin(1)	17.8%	12.0%			9.9%	4.3%
Adjusted EBITDA(2)	36.3	26.5	9.8	36.8%	44.3	30.2	14.1	46.6%
Adjusted EBITDA margin(2)	24.2%	20.3%			18.3%	13.9%
(1)Operating margin is defined as operating income divided by total revenues before cost reimbursements.
(2)Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues before cost reimbursements. See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations.
Revenues and operating income for the Theatre division improved during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, primarily due to increased attendance driven by stronger performances from films. Additionally, operating income in the second quarter of fiscal 2026 was favorably impacted by a $0.8 million decrease in depreciation expense and $0.3 million gain on disposition of property, equipment and other assets compared to a $0.2 million loss on disposition of property, equipment and other assets in second quarter of fiscal 2025.
During the first half of fiscal 2026, revenues and operating income increased compared to the same period in fiscal 2025 driven primarily by stronger performances from films resulting in increased attendance, partially offset by five fewer operating days in the first half of fiscal 2026 compared to the first half of fiscal 2025. The five fewer operating days in the first half of fiscal 2026 (which occurred between the Christmas and New Year’s holidays in the prior year period) negatively impacted revenue growth by $12.2 million and the change in operating income by approximately $5.0 million. Additionally, operating income in the first half of fiscal 2026 was favorably impacted by a $1.2 million decrease in depreciation expense, and a $0.2 million gain on disposition of property, equipment and other assets compared to a $1.1 million gain on disposition of property, equipment and other assets in the first half of fiscal 2025, primarily due to sales of surplus land.
Our theatre division Adjusted EBITDA and Adjusted EBITDA margin increased during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 driven by improved operating leverage from increased revenues and higher labor efficiency, partially offset by increased repairs & maintenance, and general administrative expenses. During the first half of fiscal 2026, theatre division Adjusted EBITDA and Adjusted EBITDA margin increased compared to the first half of fiscal 2025, due to increased revenues and improved labor efficiency, partially offset by a $5.0 million unfavorable impact from five fewer operating days and increases in insurance and general administrative expenses.
The following table provides a further breakdown of the components of revenues for the theatre division for the second quarter and first half of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Admission revenues	$72.6	$62.3	$10.2	16.4%	$117.4	$103.3	$14.1	13.7%
Concession revenues	65.3	57.6	7.7	13.3%	104.8	95.6	9.2	9.6%
Other revenues	12.0	11.0	1.0	8.9%	19.8	18.6	1.2	6.5%
Total revenues before cost reimbursements	149.8	131.0	18.8	14.4%	242.1	217.5	24.5	11.3%
Cost reimbursements	0.8	0.6	0.2	n/m	1.5	1.5	—	n/m
Total revenues	150.6	131.7	19.0	14.4%	243.6	219.0	24.6	11.2%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2026 second quarter and first half results, U.S. box office receipts increased 11.5% during our fiscal 2026 second quarter compared to our fiscal 2025 second quarter, indicating that our increase in admission revenues for comparable theatres (excluding theatres closed during the past year) of 16.6% during the second quarter of fiscal 2026 outperformed the industry by 5.1 percentage points. We believe our outperformance in the second quarter of fiscal 2026 was largely attributable to strategic pricing changes made late during the second quarter of fiscal 2025, resulting in higher average ticket price growth compared to other exhibitors. We believe our outperformance was also the result of a favorable film mix, that included family films such as The Super Mario Galaxy Movie, Toy Story 5, and Star Wars: The Mandalorian and Grogu, that were more appealing to audiences in our Midwestern markets than in other parts of the U.S.
Data received and compiled by us from Comscore also indicates that U.S. box office receipts increased 9.0% during our fiscal 2026 first half compared to the first half of fiscal 2025, indicating that our increase of 13.9% in admission revenues for comparable theatres (excluding theatres closed during the past year) during the first half of fiscal 2026, outperformed the industry by 4.9 percentage points. On a calendar date basis (January 1st through June 30th), U.S. box office receipts increased 14.9%, indicating that our increase in admissions revenues for our comparable theatres of 21.0%, outperformed the industry by 6.1 percentage points during the first half of 2026 compared to the first half of 2025, with ticket price changes and a favorable film mix contributing to this year-to-date outperformance.
Additional data received and compiled by us from Comscore indicates our admission revenues at comparable theatres during the second quarter and first half of fiscal 2026 represented approximately 3.0% of the total admission revenues in the U.S. (commonly referred to as market share in our industry), compared to 2.8% and 2.9% during the second quarter and first half of fiscal 2025, respectively. Our goal is to outperform the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, pricing strategies, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres increased 10.9% during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, which was primarily attributable to increased box office performances from films. During the second quarter of fiscal 2026, there were 31 wide-release films (films shown in over approximately 1,500 theatres in the U.S., excluding re-release films) compared to 29 wide-release films during the second quarter of fiscal 2025.
During the first half of fiscal 2026, total theatre attendance for our comparable theatres increased 7.2% compared to the first half of fiscal 2025, which was primarily attributable to increased box office performance from films and negatively impacted by five less operating days described above. During the first half of fiscal 2026, there were 61 wide-release films, compared to 56 wide-release films during the first half of fiscal 2025. On a calendar date basis (January 1st through June 30th), total theatre attendance for our comparable theatres increased 13.9% during the first half of 2026 compared to the first half of 2025.
Our highest grossing films during the fiscal 2026 second quarter included The Super Mario Galaxy Movie, Michael, Toy Story 5, Obsession, and Backrooms. Our top five films during our fiscal 2026 second quarter accounted for 55% of our total box office results, compared to 59% for the top five films during the second quarter of fiscal 2025, both expressed as a percentage of the total admission revenues for the relevant period. An increased reliance on just a few blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of the less concentrated film slate, our overall film cost as a percentage of admission revenues during the second quarter of fiscal 2026 decreased compared to the same period in the prior fiscal year.
Our average ticket price increased 5.2% and 6.2% during the second quarter and first half of fiscal 2026, respectively, compared to the second quarter and first half of fiscal 2025. Our average ticket price during the second quarter and first half of fiscal 2026 was favorably impacted by strategic pricing changes and ticket mix. These increases were partially offset by a decrease in the percentage of our ticket sales coming from premium large format (PLF) screens. The overall change in average ticket price favorably impacted our admission revenues of our comparable theatres by $3.5 million and $6.9 million during the second quarter and first half of fiscal 2026, respectively, compared to the second quarter and first half of fiscal 2025.
Our average concession revenues per person increased by 2.4% and 2.6% during the second quarter and first half of fiscal 2026, respectively, compared to the second quarter and first half of fiscal 2025, resulting from increases in movie-themed merchandise sales, concessions menu prices, and the number of concessions transactions per person or incidence rate. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $1.5 million and $2.6 million during the second quarter and first half of fiscal 2026, respectively, compared to the second quarter and first half of fiscal 2025.
Other revenues during the second quarter and first half of fiscal 2026 increased by $1.0 million and $1.2 million, respectively, compared to the second quarter and first half of fiscal 2025, due largely to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue.
We ended the second quarter of fiscal 2026 with a total of 961 company-owned screens in 76 theatres and 14 managed screens at one theatre, compared to 971 company-owned screens in 77 theatres and 14 managed screens at one theatre, at the end of the second quarter of fiscal 2025. We made the decision to close underperforming theatres during fiscal 2025 and 2026, including one leased theatre during first quarter of fiscal 2025, and one owned theatre during the second quarter of fiscal 2026.
Hotels and Resorts
The following table sets forth revenues, operating income (loss), operating margin, Adjusted EBITDA and Adjusted EBITDA margin for our hotels and resorts division for the second quarter and first half of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage, operating margin and Adjusted EBITDA margin):

	Second Quarter				First Half
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Total revenues	$81.0	$74.3	$6.7	9.0%	$142.4	$135.6	$6.8	5.0%
Total revenues before cost reimbursements	70.8	64.6	6.2	9.6%	122.5	116.9	5.6	4.8%
Operating income (loss)	6.7	4.2	2.5	59.8%	(1.2)	(1.9)	0.6	33.7%
Operating margin(1)	8.3%	5.6%			(0.9)%	(1.4)%
Adjusted EBITDA(2)	14.7	11.2	3.5	31.1%	14.4	12.2	2.2	17.9%
Adjusted EBITDA margin(2)	20.8%	17.4%			11.8%	10.5%
(1)Operating margin is defined as operating income divided by total revenues before cost reimbursements.

(2)Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues before cost reimbursements. See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations.
Hotels and resorts division revenues increased 9.0% during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. Division operating income during the second quarter of fiscal 2026 increased $2.5 million compared to the second quarter of fiscal 2025 primarily due to increased revenues and improved labor efficiency. Conversely, operating income during the second quarter of fiscal 2026 was unfavorably impacted by a $0.5 million increase in depreciation expense, and a $0.4 million loss on disposition of property, equipment and other assets.
During the first half of fiscal 2026, Hotels and resorts division revenues increased 5.0% compared to the first half of fiscal 2025. Results were negatively impacted by five fewer operating days during the first half of fiscal 2026 compared to the first half of fiscal 2025. The five fewer operating days during the first half of fiscal 2026 negatively impacted revenue growth by approximately $3.1 million and operating loss by approximately $0.4 million. Operating loss improved $0.6 million during the first half of fiscal 2026, compared to the first half of fiscal 2025, due primarily to increased revenues. Operating loss during the first half of fiscal 2026 was negatively impacted by a $1.0 million increase in depreciation expense, and a $0.4 million loss on disposition of property, equipment and other assets.
Our Hotels and resorts division Adjusted EBITDA and Adjusted EBITDA margin increased during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 due to increased revenue and improved labor efficiency. Additionally, division Adjusted EBITDA during the second quarter of fiscal 2026 was favorably impacted by reimbursement of repair costs incurred in prior year following a water damage event.
During the first half of fiscal 2026, Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to increased revenues compared to the first half of fiscal 2025. Conversely, Adjusted EBITDA during the first half of fiscal 2026 was negatively impacted by approximately $0.4 million due to five fewer operating days, a decrease in other revenue related to certain group business at one of our condo hotel properties, and increases in personnel and other costs.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the second quarter and first half of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Room revenues	$33.7	$29.6	$4.1	13.7%	$54.2	$48.9	$5.3	10.8%
Food/beverage revenues	22.5	21.3	1.2	5.7%	40.0	39.1	0.8	2.2%
Other revenues	14.5	13.6	0.9	6.6%	28.3	28.8	(0.5)	(1.7)%
Total revenues before cost reimbursements	70.8	64.6	6.2	9.6%	122.5	116.9	5.6	4.8%
Cost reimbursements	10.2	9.7	0.5	5.2%	19.9	18.7	1.2	6.2%
Total revenues	$81.0	$74.3	$6.7	9.0%	$142.4	$135.6	$6.8	5.0%
Division total revenues before cost reimbursements increased 9.6% during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025 due to increased occupancy at five of our seven comparable owned hotels, and strong golf revenues at Grand Geneva Resort & Spa. Division total revenues before cost reimbursements during the second quarter of fiscal 2026 were also favorably impacted by the Hilton Milwaukee being fully operational compared to the prior year period when the hotel had rooms out of service while undergoing significant renovations.
Division total revenues before cost reimbursements increased 4.8% during the first half of fiscal 2026, compared to the first half of fiscal 2025, due to increased occupancy at four of our seven comparable owned hotels, partially offset by the negative impact of five fewer operating days due to the change in fiscal year described above and decreases in other revenues driven primarily by a group buyout of one condo hotel property during a portion of the first half of 2025 that did not reoccur in the current year. Division total revenues before cost reimbursements during the first half of fiscal 2026 were favorably impacted by the Hilton Milwaukee being fully operational compared to the prior year period when the hotel had rooms out of service while undergoing significant renovations.

The following table sets forth certain operating statistics for the second quarter and first half of fiscal 2026 and fiscal 2025, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	Second Quarter				First Half
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Occupancy pct.	73.2%	67.3%	5.9 pts	8.8%	66.2%	58.6%	7.6 pts	13.0%
ADR	$205.51	$196.35	$9.16	4.7%	$183.90	$181.34	$2.56	1.4%
RevPAR	$150.39	$132.07	$18.32	13.9%	$121.82	$106.22	$15.60	14.7%
Note: These operating statistics represent averages of our seven distinct comparable company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at six of our seven comparable company-owned properties during the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, driven by both increased occupancy rates and increased average daily rates. Group business as a percentage of our mix of business represented approximately 45.2% of our total rooms revenue in the second quarter of fiscal 2026, compared to approximately 47.1% during the second quarter of fiscal 2025. Non-group transient pricing increased in most of our major markets during the second quarter of fiscal 2026, driven by strong leisure demand and continued group growth, which resulted in rate compression that increased average daily rates.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2026 second quarter and first half results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced increases in RevPAR of 5.7% and 4.8% during our second quarter and first half of fiscal 2026, respectively, compared to our second quarter and first half of fiscal 2025, leading us to believe we outperformed the industry during the second quarter and first half of fiscal 2026 by approximately 8.2 and 9.9 percentage points, respectively. We believe our outperformance during the second quarter and first half of fiscal 2026 was partially driven by the favorable impact of the Hilton Milwaukee hotel being fully operational, compared to the second quarter and first half of fiscal 2025 when the hotel was undergoing significant renovations.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 7.8% during our fiscal 2026 second quarter, again compared to our fiscal 2025 second quarter. Therefore, we outperformed our competitive sets during the second quarter of fiscal 2026 by approximately 6.1 percentage points. We believe our outperformance to our competitive sets during the second quarter of fiscal 2026 resulted primarily from strong performance in our group customer segment, in particular at our renovated hotel properties, coupled with a strong start to the summer golf season at Grand Geneva Resort & Spa. We believe the outperformance to our competitive sets during the second quarter of fiscal 2026 was also partially attributable to the renovation of Hilton Milwaukee in the prior year period which we believe unfavorably impacted our RevPAR in the second quarter of fiscal 2025 while favorably impacting competitive hotels. After adjusting for the estimated impact of the Hilton Milwaukee renovation on the prior year, we believe our hotels outperformed their competitive sets during the second quarter of fiscal 2026 by approximately 1.1 percentage point. During the first half of fiscal 2026, hotels in our competitive sets experienced an increase in RevPAR of 5.3%, indicating that we outperformed our competitive set hotels by approximately 9.4 percentage points. After adjusting for the estimated impact of the Hilton Milwaukee renovation on the prior year, we believe our hotels outperformed their competitive sets during the first half of fiscal 2026 by approximately 4.6 percentage points.
We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. The U.S. economic outlook remains in a period of heightened uncertainty. In the near term, we expect business travel demand and our group business to remain stable. Leisure travel demand has softened in the midscale and economy segments of the market, while generally remaining stable in the upper upscale segment of the market that includes most of our properties. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily Midwestern markets.

As of the date of this report, our group room revenue bookings for fiscal 2026 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 3% ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2027 is running approximately 9% ahead of where we were at the same time in fiscal 2025 for fiscal 2026. Banquet and catering revenue pace for fiscal 2026 is running approximately 4% ahead of where we were at the same time last year. Banquet and catering revenue pace for fiscal 2027 is running approximately 9% ahead of where we were at the same time in fiscal 2025 for fiscal 2026.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the second quarter and first half of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	Second Quarter				First Half
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Theatres	$36.3	$26.5	$9.8	36.8%	$44.3	$30.2	$14.1	46.6%
Hotels and resorts	14.7	11.2	3.5	31.1%	14.4	12.2	2.2	17.9%
Corporate items	(4.9)	(5.5)	0.6	11.6%	(10.0)	(10.5)	0.5	4.4%
Total Adjusted EBITDA	$46.2	$32.3	$13.9	43.0%	$48.8	$32.0	$16.7	52.3%

The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Second Quarter		First Half
	F2026	F2025	F2026	F2025
Net earnings (loss)	$15.8	$7.3	$0.5	$(9.5)
Add (deduct):
Investment (income)	(0.1)	(0.4)	(0.1)	(0.5)
Interest expense	2.7	3.0	5.4	5.8
Other (income) expense	0.4	0.4	0.8	0.9
Loss (gain) on disposition of property, equipment and other assets	0.1	0.2	0.2	(1.2)
Equity (earnings) losses from unconsolidated joint ventures	—	(0.1)	0.7	0.5
Income tax expense (benefit)	8.1	2.7	0.5	(4.6)
Depreciation and amortization	17.4	17.6	35.2	35.4
Share-based compensation expenses (1)	1.6	1.4	5.5	5.0
Theatre exit costs (2)	—	—	—	0.1
Other non-recurring (3)	—	—	0.1	—
Total Adjusted EBITDA	$46.2	$32.3	$48.8	$32.0
The following tables set forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Second Quarter, F2026				First Half, F2026
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$26.7	$6.7	$(6.3)	$27.1	$23.8	$(1.2)	$(14.8)	$7.8
Depreciation and amortization	9.7	7.3	0.4	17.4	20.0	14.5	0.8	35.2
Loss (gain) on disposition of property, equipment and other assets	(0.3)	0.4	—	0.1	(0.2)	0.4	—	0.2
Share-based compensation (1)	0.2	0.3	1.1	1.6	0.7	0.7	4.1	5.5
Other non-recurring (3)	—	—	—	—	—	0.1	—	0.1
Total Adjusted EBITDA	$36.3	$14.7	$(4.9)	$46.2	$44.3	$14.4	$(10.0)	$48.8

	Second Quarter, F2025				First Half, F2025
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$15.7	$4.2	$(6.9)	$13.0	$9.4	$(1.9)	$(15.0)	$(7.4)
Depreciation and amortization	10.5	6.7	0.4	17.6	21.2	13.5	0.8	35.4
Loss (gain) on disposition of property, equipment and other assets	0.2	—	—	0.2	(1.2)	—	—	(1.2)
Share-based compensation (1)	0.2	0.3	1.0	1.4	0.7	0.6	3.7	5.0
Theatre exit costs (2)	—	—	—	—	0.1	—	—	0.1
Total Adjusted EBITDA	$26.5	$11.2	$(5.5)	$32.3	$30.2	$12.2	$(10.5)	$32.0
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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our 90-year history and our financial position remains strong. As of June 30, 2026, we had a cash balance of approximately $26.3 million, $219.3 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.25, and our net leverage ratio was 1.14x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	June 30, 2026	December 31, 2025
Long-term debt (GAAP measure) (1)	$149.1	$159.0
Finance lease obligations (GAAP measure) (2)	10.0	11.3
Less: Cash and cash equivalents	(26.3)	(23.4)
Net Debt	$132.7	$146.8

Net Debt	$132.7	$146.8
LTM Adjusted EBITDA (3)	116.0	99.3
Net Leverage (Net Debt to Adjusted EBITDA)	1.14x	1.48x

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
Financial Condition
Net cash provided by operating activities totaled $38.7 million during the first half of fiscal 2026, compared to net cash used in operating activities of $3.7 million during the first half of fiscal 2025. The $42.4 million increase in net cash provided by operating activities was primarily due to a $10.7 million favorable impact from the timing of payments of accounts payable, a $5.0 million decrease in prepaid and other assets, a $6.8 million increase in accrued compensation, $3.0 million in proceeds from the sale of historic tax credits, and a $10.0 million increase in net earnings.
Net cash used in investing activities during the first half of fiscal 2026 totaled $16.5 million, compared to net cash used in investing activities of $31.5 million during the first half of fiscal 2025. The decrease in net cash used in investing activities of $15.1 million was the result of a decrease of $23.3 million in capital expenditures, partially offset by a $8.2 million decrease in proceeds from the sale of trading securities in the prior year that did not recur. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $16.6 million during the first half of fiscal 2026 compared to $39.9 million during the first half of fiscal 2025.

Fiscal 2026 first half cash capital expenditures included approximately $10.1 million incurred in our theatre division, including construction related to insured property damage at one theatre location, and normal maintenance capital projects. We incurred capital expenditures in our hotels and resorts division during the first half of fiscal 2026 of approximately $6.2 million, including several smaller capital improvement projects and normal maintenance capital projects. We incurred corporate capital expenditures during the first half of fiscal 2026 of approximately $0.3 million related to technology implementation.
Net cash used in financing activities during the first half of fiscal 2026 totaled $17.9 million compared to net cash provided by financing activities of $7.4 million during the first half of fiscal 2025. During the first half of fiscal 2026, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added $82.0 million of new short-term revolving credit facility borrowings, and we made $92.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2026 (net $10.0 million decrease in borrowings on our credit facility). We ended the second quarter of fiscal 2026 with no outstanding borrowings under our revolving credit facility. During the first half of fiscal 2025, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $105.0 million of new short-term revolving credit facility borrowings, and we made $84.0 million of repayments on short-term revolving credit facility borrowings during the first half of fiscal 2025 (net $21.0 million increase in borrowings on our credit facility).
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.25 at June 30, 2026, compared to 0.26 at December 31, 2025.
During the first half of fiscal 2026, we repurchased 0.1 million shares of our common stock for $1.3 million in the open market, compared to 0.4 million shares of our common stock for $7.1 million in the open market during the first half of fiscal 2025. As of June 30, 2026, approximately 4.4 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
Dividends paid during the first half of fiscal 2026 were $4.8 million. Dividends paid during the first half of fiscal 2025 were $4.3 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 - April 30	369	$18.41	369	4,395,313
May 1 - May 31	12,218	18.61	12,218	4,383,095
June 1 - June 30	—	—	—	4,383,095
Total	12,587	$18.60	12,587	4,383,095
(1)Through June 30, 2026, our Board of Directors had authorized the repurchase of up to approximately 15.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of June 30, 2026, we had repurchased approximately 11.3 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

THE MARCUS CORPORATION

DATE: July 30, 2026	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: July 30, 2026	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1