Form 10-Q
period 2026-09-30
MARCUS CORP
filed 2026-10-29
CIK 62234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
COMMON STOCK OUTSTANDING AT OCTOBER 26, 2026 – 24,107,012
CLASS B COMMON STOCK OUTSTANDING AT OCTOBER 26, 2026 –6,984,584

THE MARCUS CORPORATION

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$60,229	$23,448
Restricted cash	4,820	3,134
Accounts receivable, net of reserves of $182 and $209, respectively	20,680	19,082
Other current assets	18,463	18,912
Total current assets	104,192	64,576

Property and equipment:
Land and improvements	148,567	142,063
Buildings and improvements	754,281	744,861
Leasehold improvements	167,611	165,646
Furniture, fixtures and equipment	459,261	448,196
Finance lease right-of-use assets	31,137	30,675
Construction in progress	9,277	15,376
Total property and equipment	1,570,134	1,546,817
Less accumulated depreciation and amortization	894,934	849,105
Net property and equipment	675,200	697,712

Operating lease right-of-use assets	140,329	142,115

Other assets:
Investments in joint ventures	3,889	4,486
Goodwill	74,996	74,996
Deferred income taxes	666	6,449
Other	24,384	24,198
Total other assets	103,935	110,129
TOTAL ASSETS	$1,023,656	$1,014,532
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,040	$44,523
Income taxes	794	—
Taxes other than income taxes	17,456	18,482
Accrued compensation	27,050	23,562
Other accrued liabilities	61,122	57,828
Current portion of finance lease obligations	2,481	2,827
Current portion of operating lease obligations	17,184	16,219
Total current liabilities	156,127	163,441

Finance lease obligations	7,272	8,452

Operating lease obligations	144,398	148,977

Long-term debt	149,170	159,007

Deferred income taxes	38,228	30,905

Other long-term obligations	48,042	46,372

Shareholders’ Equity:
Preferred Stock, $1 par; authorized 1,000,000 shares; none issued	—	—
Common Stock, $1 par; authorized 50,000,000 shares; issued 25,369,054 shares at September 30, 2026 and 25,369,054 shares at December 31, 2025	25,369	25,369
Class B Common Stock, $1 par; authorized 33,000,000 shares; issued and outstanding 6,984,584 shares at September 30, 2026 and 6,984,584 shares at December 31, 2025	6,985	6,985
Capital in excess of par	188,877	184,002
Retained earnings	280,251	268,561
Accumulated other comprehensive loss	(21)	(12)
	501,461	484,905
Less cost of Common Stock in treasury (1,262,906 shares at September 30, 2026 and 1,713,780 shares at December 31, 2025)	(21,042)	(27,527)
Total shareholders’ equity	480,419	457,378

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,023,656	$1,014,532
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Theatre admissions	$70,120	$57,714	$187,502	$160,993
Rooms	40,692	39,875	94,860	88,782
Theatre concessions	61,922	51,244	166,751	146,855
Food and beverage	23,810	24,137	63,779	63,257
Other revenues	29,462	26,546	77,830	74,210
	226,006	199,516	590,722	534,097
Cost reimbursements	11,748	10,635	33,180	30,863
Total revenues	237,754	210,151	623,902	564,960

Costs and expenses:
Theatre operations	69,719	59,327	190,973	173,169
Rooms	12,426	12,102	34,529	33,094
Theatre concessions	24,484	20,962	67,834	61,750
Food and beverage	17,495	17,280	49,248	47,565
Advertising and marketing	6,607	7,177	19,116	19,065
Administrative	25,041	22,913	74,043	70,601
Depreciation and amortization	17,131	16,835	52,316	52,276
Rent	6,456	6,304	19,001	18,875
Property taxes	4,767	3,888	13,104	12,625
Other operating expenses	11,304	10,069	31,982	31,007
Loss (gain) on disposition of property, equipment and other assets	110	(72)	304	(1,256)
Impairment charges	183	—	183	—
Reimbursed costs	11,748	10,635	33,180	30,863
Total costs and expenses	207,471	187,420	585,813	549,634

Operating income	30,283	22,731	38,089	15,326

Other income (expense):
Investment income (loss)	363	(19)	449	464
Interest expense	(2,529)	(2,766)	(7,893)	(8,569)
Other income (expense)	(342)	4,187	(1,182)	3,300
Equity earnings (losses) from unconsolidated joint ventures	92	57	(597)	(438)
	(2,416)	1,459	(9,223)	(5,243)

Earnings before income taxes	27,867	24,190	28,866	10,083
Income tax expense	9,109	7,960	9,617	3,348
Net earnings	$18,758	$16,230	$19,249	$6,735

Net earnings per share - basic:
Common Stock	$0.62	$0.53	$0.64	$0.22
Class B Common Stock	$0.56	$0.49	$0.58	$0.20

Net earnings per share - diluted:
Common Stock	$0.60	$0.52	$0.62	$0.21
Class B Common Stock	$0.55	$0.49	$0.57	$0.20
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net earnings	$18,758	$16,230	$19,249	$6,735
Other comprehensive loss, net of tax:
Amortization of the net actuarial loss and prior service credit related to the pension, net of tax benefit of $1, $1, $3 and $4, respectively	(3)	(5)	(9)	(13)
Other comprehensive loss	(3)	(5)	(9)	(13)
Comprehensive earnings	$18,755	$16,225	$19,240	$6,722
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025

OPERATING ACTIVITIES:
Net earnings	$19,249	$6,735
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses on investments in joint ventures	597	438
Distribution from joint venture	—	68
Loss (gain) on disposition of property, equipment and other assets	304	(1,256)
Gain on insurance settlement	—	(4,535)
Impairment charges	183	—
Proceeds from sale of historic tax credits	2,975	—
Depreciation and amortization	52,316	52,276
Amortization of debt issuance costs	420	464
Share-based compensation	7,006	6,216
Deferred income taxes	8,286	3,020
Changes in operating assets and liabilities:
Accounts receivable	(1,598)	(257)
Other assets	1,127	(3,209)
Operating leases	(1,946)	(1,581)
Accounts payable	(15,950)	(17,342)
Income taxes	839	197
Taxes other than income taxes	(1,026)	102
Accrued compensation	3,488	(4,122)
Other accrued liabilities	3,295	(2,566)
Other long-term obligations	(2,375)	752
Total adjustments	57,941	28,665
Net cash provided by operating activities	77,190	35,400

INVESTING ACTIVITIES:
Capital expenditures	(26,651)	(60,809)
Proceeds from disposals of property, equipment and other assets	177	926
Proceeds from sale of trading securities	—	8,187
Proceeds from insurance settlement	—	4,535
Proceeds from key money received	3,500	—
Other investing activities	(353)	555
Net cash used in investing activities	(23,327)	(46,606)

FINANCING ACTIVITIES:
Debt transactions:
Proceeds from borrowings on revolving credit facility	82,000	156,000
Repayment of borrowings on revolving credit facility	(92,000)	(143,000)
Principal payments on long-term debt	—	(10,392)
Principal payments on finance lease obligations	(2,190)	(2,038)
Equity transactions:
Treasury stock transactions, except for stock options	(3,098)	(16,719)
Exercise of stock options	7,451	14
Dividends paid	(7,559)	(6,757)
Net cash used in financing activities	(15,396)	(22,892)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,467	(34,098)
Cash, cash equivalents and restricted cash at beginning of period	26,582	44,579
Cash, cash equivalents and restricted cash at end of period	$65,049	$10,481

Supplemental Information:
Interest paid, net of amounts capitalized	$9,608	$10,301
Income taxes paid	492	130
Change in accounts payable for additions to property, equipment and other assets	1,467	797
See accompanying condensed notes to consolidated financial statements.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands, except share and per share data)

1. General
Basis of Presentation - The unaudited consolidated financial statements for the three and nine months ended September 30, 2026 and September 30, 2025 have been prepared by the Company. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the unaudited interim financial information at September 30, 2026, and for all periods presented, have been made. The results of operations during the interim periods are not necessarily indicative of the results of operations for the entire year or other interim periods. However, the unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Beginning on December 27, 2024, the Company’s fiscal year changed from a 52- or 53-week fiscal year ending on the last Thursday in December of each year to a fiscal year ending on December 31 of each year. Accordingly, effective for its fiscal year ended December 31, 2025 and thereafter, the Company’s quarterly results are for three month periods ending March 31, June 30, September 30 and December 31 of each year. In this quarterly report, the nine months ended September 30, 2025 refers to the period December 27, 2024 through September 30, 2025.
Accounting Policies - Refer to the Company’s audited consolidated financial statements (including footnotes) for the fiscal year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for such year, for a description of the Company’s accounting policies.
Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over the shorter of the estimated useful lives of the assets or any related lease terms. Depreciation expense totaled $17,009 and $51,951, respectively, for the three and nine months ended September 30, 2026, and $16,828 and $52,256, respectively, for the three and nine months ended September 30, 2025.
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
During the three months ended September 30, 2026, the Company determined that indicators of impairment were present at one theatre asset group. As such, the Company evaluated the fair value of these assets, consisting primarily of land, building and furniture, fixtures and equipment, and determined that the fair value, measured using Level 3 pricing inputs (using estimated discounted cash flows over the life of the primary asset, including estimated sales proceeds) was less than their carrying values and recorded a $183 impairment loss, reducing certain property and equipment assets. The remaining net book value of the impaired assets as of the date of the asset write-down, September 30, 2026, was $1,313. There were no indicators of impairment identified during the three or nine months ended September 30, 2025.
Goodwill – The Company reviews goodwill for impairment annually or more frequently if certain indicators arise. The Company performs its annual impairment test on the first day of the fiscal fourth quarter. There were no indicators of impairment identified during the nine months ended September 30, 2026 or September 30, 2025.
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
The following table illustrates the computation of Common Stock basic and diluted net earnings (loss) per share, provides a reconciliation of the number of weighted-average basic and diluted shares outstanding, when applicable, and provides the weighted-average number of anti-dilutive shares excluded from the computation of diluted weighted-average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net earnings per share - basic:
Common Stock	$0.62	$0.53	$0.64	$0.22
Class B Common Stock	$0.56	$0.49	$0.58	$0.20
Net earnings per share - diluted:
Common Stock	$0.60	$0.52	$0.62	$0.21
Class B Common Stock	$0.55	$0.49	$0.57	$0.20

Numerator:
Net earnings	$18,758	$16,230	$19,249	$6,735

Denominator (in thousands):
Denominator for basic EPS	30,985	31,056	30,801	31,322
Effect of dilutive employee stock options	415	39	242	53
Effect of restricted stock units	104	80	100	74
Diluted weighted-average shares outstanding	31,504	31,175	31,143	31,449

Weighted-average number of anti-dilutive shares excluded from denominator (in thousands):
Employee stock options	750	2,084	1,227	1,641
Restricted stock units	—	—	—	—
Performance stock units	371	237	353	221
Total	1,121	2,321	1,580	1,862
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
Shareholders’ Equity - Activity impacting total shareholders’ equity for the nine months ended September 30, 2026 and September 30, 2025 was as follows:

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 31, 2025	$25,369	$6,985	$184,002	$268,561	$(12)	$(27,527)	$457,378
Cash dividends:
$0.073 per share Class B Common Stock	—	—	—	(510)	—	—	(510)
$0.08 per share Common Stock	—	—	—	(1,900)	—	—	(1,900)
Exercise of stock options	—	—	—	—	—	45	45
Purchase of treasury stock	—	—	—	—	—	(2,331)	(2,331)
Reissuance of treasury stock	—	—	(313)	—	—	330	17
Issuance of non-vested stock	—	—	(2,429)	—	—	2,429	—
Share-based compensation	—	—	3,824	—	—	—	3,824
Comprehensive loss	—	—	—	(15,353)	(3)	—	(15,356)
BALANCES AT MARCH 31, 2026	25,369	6,985	185,084	250,798	(15)	(27,054)	441,167
Cash dividends:
$0.073 per share Class B Common Stock	—	—	—	(510)	—	—	(510)
$0.08 per share Common Stock	—	—	—	(1,899)	—	—	(1,899)
Exercise of stock options	—	—	(274)	—	—	3,014	2,740
Purchase of treasury stock	—	—	—	—	—	(2,097)	(2,097)
Reissuance of treasury stock	—	—	(13)	—	—	29	16
Issuance of non-vested stock	—	—	(282)	—	—	282	—
Shared-based compensation	—	—	1,626	—	—	—	1,626
Comprehensive income (loss)	—	—	—	15,844	(3)	—	15,841
BALANCES AT JUNE 30, 2026	25,369	6,985	186,141	264,233	(18)	(25,826)	456,884
Cash dividends:
$0.082 per share Class B Common Stock	—	—	—	(572)	—	—	(572)
$0.09 per share Common Stock	—	—	—	(2,168)	—	—	(2,168)
Exercise of stock options	—	—	1,411	—	—	7,776	9,187
Purchase of treasury stock	—	—	—	—	—	(3,241)	(3,241)
Reissuance of treasury stock	—	—	5	—	—	13	18
Issuance of non-vested stock	—	—	(236)	—	—	236	—
Shared-based compensation	—	—	1,556	—	—	—	1,556
Comprehensive income	—	—	—	18,758	(3)	—	18,755
BALANCES AT SEPTEMBER 30, 2026	$25,369	$6,985	$188,877	$280,251	$(21)	$(21,042)	$480,419

	Common Stock	Class B Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
BALANCES AT DECEMBER 26, 2024	$25,237	$6,985	$177,172	$265,028	$(181)	$(9,375)	$464,866
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,733)	—	—	(1,733)
Exercise of stock options	—	—	1	—	—	7	8
Purchase of treasury stock	—	—	—	—	—	(7,642)	(7,642)
Reissuance of treasury stock	—	—	1	—	—	13	14
Issuance of non-vested stock	132	—	(208)	—	—	76	—
Share-based compensation	—	—	3,545	—	—	—	3,545
Comprehensive loss	—	—	—	(16,816)	(4)	—	(16,820)
BALANCES AT MARCH 31, 2025	25,369	6,985	180,511	246,032	(185)	(16,921)	441,791
Cash dividends:
$0.064 per share Class B Common Stock	—	—	—	(447)	—	—	(447)
$0.07 per share Common Stock	—	—	—	(1,702)	—	—	(1,702)
Exercise of stock options	—	—	—	—	—	2	2
Purchase of treasury stock	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	1	—	—	15	16
Issuance of non-vested stock	—	—	(265)	—	—	265	—
Shared-based compensation	—	—	1,441	—	—	—	1,441
Comprehensive income (loss)	—	—	—	7,321	(4)	—	7,317
BALANCES AT JUNE 30, 2025	25,369	6,985	181,688	251,204	(189)	(16,639)	448,418
Cash dividends:
$0.073 per share Class B Common Stock	—	—	—	(510)	—	—	(510)
$0.08 per share Common Stock	—	—	—	(1,918)	—	—	(1,918)
Exercise of stock options	—	—	(2)	—	—	6	4
Purchase of treasury stock	—	—	—	—	—	(9,127)	(9,127)
Reissuance of treasury stock	—	—	2	—	—	18	20
Issuance of non-vested stock	—	—	(93)	—	—	93	—
Shared-based compensation	—	—	1,230	—	—	—	1,230
Comprehensive income (loss)	—	—	—	16,230	(5)	—	16,225
BALANCES AT SEPTEMBER 30, 2025	$25,369	$6,985	$182,825	$265,006	$(194)	$(25,649)	$454,342
Accumulated Other Comprehensive Loss – Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of the following, all presented net of tax:

	September 30, 2026	December 31, 2025

Net unrecognized actuarial loss for pension obligation	$(21)	$(12)
	$(21)	$(12)
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
The Company’s assets and liabilities measured at fair value are classified in one of the following categories:
Level 1 - Assets or liabilities for which fair value is based on quoted prices in active markets for identical instruments as of the reporting date. At September 30, 2026 and December 31, 2025, the Company had $44,000 and $10,000, respectively, of investments in money market funds which were valued using Level 1 pricing inputs and were included in cash and cash equivalents.
Level 2 - Assets or liabilities for which fair value is based on pricing inputs that were either directly or indirectly observable as of the reporting date. At each of September 30, 2026 and December 31, 2025, none of the Company’s recorded assets or liabilities were measured using Level 2 pricing inputs.
Level 3 - Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. At each of September 30, 2026 and December 31, 2025, none of the Company’s recorded assets or liabilities that are measured on a recurring basis at fair market value were valued using Level 3 pricing inputs. Assets that are measured on a non-recurring basis are discussed above under Long-Lived Assets.
The carrying value of the Company’s financial instruments (including cash and cash equivalents, restricted cash, accounts receivable and accounts payable) approximates fair value. The fair value of the Company’s $150,000 of senior notes, valued using Level 2 pricing inputs, is approximately $147,684 at September 30, 2026, determined based upon discounted cash flows using current market interest rates for financial instruments with a similar average remaining life. The carrying amounts of the Company’s remaining long-term debt approximate their fair values, determined using current rates for similar instruments, or Level 2 pricing inputs.
Defined Benefit Plan - The components of the net periodic pension cost of the Company’s unfunded nonqualified, defined-benefit plan are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Service cost	$54	$51	$163	$151
Interest cost	466	463	1,400	1,390
Net amortization of prior service cost and actuarial loss	(4)	(6)	(12)	(17)
Net periodic pension cost	$516	$508	$1,551	$1,524
Service cost is included in Administrative expense while all other components are recorded within Other expense outside of operating income in the consolidated statements of operations.
Revenue Recognition – The disaggregation of revenues by business segment for the three and nine months ended September 30, 2026 is as follows:

	Three months ended September 30, 2026
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$70,120	$—	$—	$70,120
Rooms	—	40,692	—	40,692
Theatre concessions	61,922	—	—	61,922
Food and beverage	—	23,810	—	23,810
Other revenues(1)	11,925	17,461	76	29,462
Revenue before cost reimbursements	143,967	81,963	76	226,006
Cost reimbursements	1,044	10,704	—	11,748
Total revenues	$145,011	$92,667	$76	$237,754

	Nine Months Ended September 30, 2026
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$187,502	$—	$—	$187,502
Rooms	—	94,860	—	94,860
Theatre concessions	166,751	—	—	166,751
Food and beverage	—	63,779	—	63,779
Other revenues(1)	31,774	45,795	261	77,830
Revenue before cost reimbursements	386,027	204,434	261	590,722
Cost reimbursements	2,560	30,620	—	33,180
Total revenues	$388,587	$235,054	$261	$623,902
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The disaggregation of revenues by business segment for the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended September 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$57,714	$—	$—	$57,714
Rooms	—	39,875	—	39,875
Theatre concessions	51,244	—	—	51,244
Food and beverage	—	24,137	—	24,137
Other revenues(1)	10,145	16,320	81	26,546
Revenue before cost reimbursements	119,103	80,332	81	199,516
Cost reimbursements	838	9,797	—	10,635
Total revenues	$119,941	$90,129	$81	$210,151

	Nine Months Ended September 30, 2025
	Theatres	Hotels/Resorts	Corporate	Total
Theatre admissions	$160,993	$—	$—	$160,993
Rooms	—	88,782	—	88,782
Theatre concessions	146,855	—	—	146,855
Food and beverage	—	63,257	—	63,257
Other revenues(1)	28,781	45,150	279	74,210
Revenue before cost reimbursements	336,629	197,189	279	534,097
Cost reimbursements	2,319	28,544	—	30,863
Total revenues	$338,948	$225,733	$279	$564,960
(1)Included in other revenues is an immaterial amount related to rental income that is not considered revenue from contracts with customers.
The Company had deferred revenue from contracts with customers of $42,886 and $39,475 as of September 30, 2026 and December 31, 2025, respectively. The Company had no contract assets as of September 30, 2026 and December 31, 2025. During the nine months ended September 30, 2026, the Company recognized revenue of $18,304 that was included in deferred revenues as of December 31, 2025. During the nine months ended September 30, 2025, the Company recognized revenue of $16,504 that was included in deferred revenues as of December 26, 2024. The majority of the Company’s deferred revenue relates to non-redeemed gift cards, advanced sales and the Company’s loyalty program.
As of September 30, 2026, the amount of transaction price allocated to the remaining performance obligations under the Company’s advanced ticket sales was $1,667 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues, which is included in other accrued liabilities. As of September 30, 2026, the amount of transaction price allocated to the remaining performance obligations related to the amount of Theatres non-redeemed gift cards was $11,375 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the tickets and gift cards are redeemed, which is expected to occur within two years of issuance.
As of September 30, 2026, the amount of transaction price allocated to the remaining performance obligations related to the amount of Hotels and Resorts non-redeemed gift cards was $4,381 and is reflected in the Company’s consolidated balance sheet as part of deferred revenues. The Company recognizes revenue as the gift cards are redeemed, which is expected to occur within the next two years.
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

2. Long-Term Debt
Long-term debt is summarized as follows:

	September 30, 2026	December 31, 2025

Senior notes	$150,000	$150,000
Revolving credit agreement	—	10,000
Total debt	150,000	160,000
Debt issuance costs	(830)	(993)
Total debt, net of debt issuance costs	149,170	159,007
Long-term debt	$149,170	$159,007
Credit Agreement
As of September 30, 2026, the Company has a Credit Agreement that provides for a revolving credit facility that matures on October 16, 2028 with an initial maximum aggregate amount of availability of $225,000. At September 30, 2026, there were no borrowings outstanding on the revolving credit facility, which when borrowed, bear interest at the secured overnight financing rate (SOFR) plus a margin (as discussed further below), approximately 5.55% at September 30, 2026.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands, except share and per share data)

Availability under the $225,000 revolving credit facility was $219,286 as of September 30, 2026 after taking into consideration outstanding letters of credit that reduce revolver availability.
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
Note Purchase Agreements
As of September 30, 2026, the Company’s $150,000 of senior notes consisted of one Note Purchase Agreement and one Master Note Purchase Agreement (collectively the “Senior Notes Agreements”) maturing in 2027 through 2034, which require annual principal payments in varying installments and bear interest payable semi-annually at fixed rates ranging from 4.32% to 7.02%. The weighted average fixed rate of the $150,000 senior notes was 6.07% as of September 30, 2026.
As of September 30, 2026, $62,000 of senior notes are due within the next 12 months. As of September 30, 2026, in accordance with Accounting Standards Codification (“ASC”) 470 Debt, our intent to refinance such debt on a long-term basis and our ability to refinance the obligation through the then-available capacity of the Credit Agreement resulted in the senior notes due within the next 12 months being classified as long-term debt.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands, except share and per share data)

Total lease cost consists of the following:

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Finance lease costs:
Amortization of finance lease assets	Depreciation and amortization	$613	$615	$1,859	$1,767
Interest on lease liabilities	Interest expense	118	146	373	448
		$731	$761	$2,232	$2,215
Operating lease costs:
Operating lease costs	Rent expense	$5,628	$5,753	$16,842	$17,281
Variable lease cost	Rent expense	779	499	2,015	1,446
Short-term lease cost	Rent expense	49	52	144	148
		$6,456	$6,304	$19,001	$18,875
Additional information related to leases is as follows:

	Nine Months Ended
Other Information	September 30, 2026	September 30, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,190	$2,038
Operating cash flows from finance leases	373	448
Operating cash flows from operating leases	19,105	19,172

Right of use assets obtained in exchange for new lease obligations:
Finance lease liabilities	665	934
Operating lease liabilities	9,698	1,557

	September 30, 2026	December 31, 2025

Finance leases:
Property and equipment – gross	$31,137	$30,675
Accumulated depreciation and amortization	(22,993)	(21,350)
Property and equipment - net	$8,144	$9,325

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands, except share and per share data)

Remaining lease terms and discount rates are as follows:

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted-average remaining lease terms:
Finance leases	5 years	5 years
Operating leases	10 years	10 years

Weighted-average discount rates:
Finance leases	4.78%	4.76%
Operating leases	4.87%	4.80%
Deferred rent payments of approximately $365 for the Company’s operating leases have been included in the total operating lease obligations as of September 30, 2026, none of which is included in long-term operating lease obligations.
4. Share-Based Compensation
During the nine months ended September 30, 2026, the Company granted restricted stock, restricted stock units (RSUs) and performance stock units (PSUs) to certain executives and associates. A summary of the Company’s stock option, restricted stock, RSU and PSU activity follows, with PSUs reflected at the target achievement percentage until the completion of the performance period (shares in thousands).

	Stock Options		Restricted Stock & RSUs		PSUs
	Options	Weighted-Average Exercise Price	Shares / Units	Weighted-Average Fair Value	Units	Weighted-Average Fair Value
December 31, 2025	2,709	$23.38	825	$15.85	233	$17.80
Granted	—	—	256	16.20	154	16.27
Exercised (1)	(574)	20.85	—	—	—	—
Vested (2)	—	—	(194)	15.88	—	—
Forfeited	(93)	19.01	(3)	19.16	(17)	17.69
September 30, 2026	2,042	$24.30	884	$16.66	370	$17.17
(1)Exercise activity only applicable to stock options.
(2)Vesting activity not applicable to stock options.
Share-based compensation expense was $1,556 and $7,006, respectively, during the three and nine months ended September 30, 2026, and $1,230 and $6,216, respectively, during the three and nine months ended September 30, 2025. As of September 30, 2026, total unrecognized share-based compensation expense related to stock options was $219, which will be amortized to expense over the weighted-average remaining life of 0.5 years. As of September 30, 2026, total unrecognized share-based compensation expense related to non-vested restricted stock, RSUs and PSUs was $6,325, which will be amortized over the weighted-average remaining service period of 1.8 years.
Shareholders of The Marcus Corporation approved the adoption of the Marcus Corporation Omnibus Incentive Plan effective May 7, 2025 and authorized 2,000,000 shares available for issuance under the plan. At September 30, 2026, there were 1,618,382 shares available for grants of various equity awards under the plan.

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands, except share and per share data)

5. Income Taxes
The Company’s effective income tax rate for the three and nine months ended September 30, 2026 was 32.7% and 33.3%, respectively, and was 32.9% and 33.2% for the three and nine months ended September 30, 2025. The effective income tax rates in both the three and nine months ended September 30, 2026 were negatively impacted by excess compensation subject to deduction limitations.
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

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands, except share and per share data)

Following is a summary of business segment information for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30, 2026			Three Months Ended September 30, 2025
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$145,011	$92,667	$237,678	$119,941	$90,129	$210,070
Less: Costs and expenses
Theatre operations	69,719	—	69,719	59,327	—	59,327
Rooms	—	12,426	12,426	—	12,102	12,102
Theatre concessions	24,484	—	24,484	20,962	—	20,962
Food and beverage	—	17,495	17,495	—	17,280	17,280
Advertising and marketing	1,465	5,108	6,573	1,778	5,348	7,126
Administrative	6,496	11,845	18,341	6,153	11,345	17,498
Depreciation and amortization	9,715	7,025	16,740	10,155	6,285	16,440
Rent	5,862	490	6,352	5,731	464	6,195
Property taxes	2,927	1,813	4,740	2,369	1,492	3,861
Impairment charges	183	—	183	—	—	—
Reimbursed costs	1,044	10,704	11,748	838	9,797	10,635
Other segment items (1)	935	10,422	11,357	297	9,660	9,957
Total costs and expenses	122,830	77,328	200,158	107,610	73,773	181,383

Operating income	$22,181	$15,339	$37,520	$12,331	$16,356	$28,687

Investment income (loss)			363			(19)
Interest expense			(2,529)			(2,766)
Other income (expense), net			(342)			4,187
Equity earnings from unconsolidated joint ventures, net			92			57
Corporate items (2)			(7,237)			(5,956)
Net income before income taxes			$27,867			$24,190

	Three months ended September 30, 2026				Three Months Ended September 30, 2025
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	200	320	1,036	$1,556	$178	$278	$774	$1,230
Capital expenditures	5,803	4,164	35	10,002	7,948	12,895	51	20,894
Assets	594,115	332,124	97,417	1,023,656	616,261	337,757	50,280	1,004,298

THE MARCUS CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
(in thousands, except share and per share data)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Theatres	Hotels/Resorts	Total	Theatres	Hotels/Resorts	Total

Total Revenues	$388,587	$235,054	$623,641	$338,948	$225,733	$564,681
Less: Costs and expenses
Theatre operations	190,973	—	190,973	173,169	—	173,169
Rooms	—	34,529	34,529	—	33,094	33,094
Theatre concessions	67,834	—	67,834	61,750	—	61,750
Food and beverage	—	49,248	49,248	—	47,565	47,565
Advertising and marketing	4,276	14,675	18,951	4,716	14,216	18,932
Administrative	19,300	34,329	53,629	17,930	33,424	51,354
Depreciation and amortization	29,678	21,480	51,158	31,316	19,767	51,083
Rent	17,276	1,412	18,688	17,166	1,392	18,558
Property taxes	8,147	4,863	13,010	8,107	4,416	12,523
Impairment charges	183	—	183	—	—	—
Reimbursed costs	2,560	30,620	33,180	2,319	28,544	30,863
Other segment items (1)	2,334	29,788	32,122	725	28,809	29,534
Total costs and expenses	342,561	220,944	563,505	317,198	211,227	528,425

Operating income	$46,026	$14,110	$60,136	$21,750	$14,506	$36,256

Investment income			449			464
Interest expense			(7,893)			(8,569)
Other income (expense), net			(1,182)			3,300
Equity losses from unconsolidated joint ventures, net			(597)			(438)
Corporate items (2)			(22,047)			(20,930)
Net income before income taxes			$28,866			$10,083

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Theatres	Hotels/ Resorts	Corporate Items (2)	Total	Theatres	Hotels/ Resorts	Corporate Items (2)	Total
Additional Disclosures
Share-based compensation	$936	$981	$5,089	$7,006	$861	$874	$4,481	$6,216
Capital expenditures	15,874	10,413	364	26,651	18,372	39,516	2,921	60,809
Assets	594,115	332,124	97,417	1,023,656	616,261	337,757	50,280	1,004,298
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

The third quarter of 2026 and 2025 consisted of the three month periods beginning on July 1 and ended on September 30. The first three quarters of fiscal 2026 consisted of the nine month period beginning on January 1, 2026 and ended on September 30, 2026 and included five fewer operating days compared to the prior year fiscal first three quarters. The first three quarters of fiscal 2025 consisted of the period beginning on December 27, 2024 and ended on September 30, 2025 (comprised of five operating days between December 27-31, 2024, plus 273 operating days in the calendar first three quarters of 2025).
Our primary operations are reported in the following two business segments: movie theatres and hotels and resorts. Within this MD&A, amounts for totals, subtotals, and variances may not recalculate exactly within tables due to rounding as they are calculated using the unrounded numbers.
Overall Results
The following table sets forth revenues, operating income, other income (expense), net earnings, and net earnings per diluted common share for the third quarter and first three quarters of fiscal 2026 and fiscal 2025 (in millions, except for per share and variance percentage data):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Revenues	$237.8	$210.2	$27.6	13.1%	$623.9	$565.0	$58.9	10.4%
Operating income	30.3	22.7	7.6	33.2%	38.1	15.3	22.8	148.5%
Other income (expense)	(2.4)	1.5	(3.9)	(265.6)%	(9.2)	(5.2)	(4.0)	(75.9)%
Net earnings	$18.8	$16.2	$2.5	15.6%	$19.2	$6.7	$12.5	185.8%
Net earnings per common share - diluted	$0.60	$0.52	$0.08	15.4%	$0.62	$0.21	$0.41	195.2%
Revenues increased during the third quarter and first three quarters of fiscal 2026 compared to the third quarter and first three quarters of fiscal 2025 due to increased revenues from both our theatre division and hotels and resorts division. Revenues during the first three quarters of fiscal 2026 included five less operating days compared to the first three quarters of fiscal 2025, negatively impacting revenue growth by approximately $15.3 million.
Operating income during the third quarter of fiscal 2026 improved by $7.6 million compared to the third quarter of fiscal 2025, primarily due to increased revenues before cost reimbursements from both our theatre division and hotels and resorts division, partially offset by an increase in corporate expenses, a $0.3 million increase in depreciation expense, and $0.2 million in impairment charges related to the planned closure of one theatre location. Operating income during the third quarter of fiscal 2026 was negatively impacted by a $0.1 million loss on disposition of property, equipment and other assets, compared to a $0.1 million gain on disposition of property, equipment and other assets during the third quarter of fiscal 2025.
Operating income during the first three quarters of fiscal 2026 improved by $22.8 million compared to the first three quarters of fiscal 2025 due to increased revenues from both our theatre and hotels and resorts divisions, partially offset by increased corporate expenses, and a $5.3 million unfavorable impact as a result of five fewer operating days. Operating income during the first three quarters of fiscal 2026 was negatively impacted by a $0.3 million loss on disposition of property, equipment and other assets, compared to a $1.3 million gain on disposition of property, equipment and other assets related to the sale of surplus land during the first three quarters of fiscal 2025.
Corporate expenses during the third quarter of fiscal 2026 increased $1.3 million compared to the third quarter of fiscal 2025, primarily due to increased incentive compensation, insurance, non-cash stock compensation, and personnel cost and benefits inflation. Corporate expenses during the first three quarters of fiscal 2026 increased $1.1 million compared to the first three quarters of fiscal 2025 due to increased incentive compensation, insurance, director compensation, non-cash stock compensation, and personnel and benefits cost inflation, partially offset by decreased professional fees related to tax, audit, and legal services.
Other income (expense), net earnings, and net earnings per diluted common share during the third quarter and first three quarters of fiscal 2026 were impacted by decreased interest expense, fluctuations in investment income, and decreased other income compared to the third quarter of fiscal 2025. Other income during the third quarter and first three quarters of fiscal 2025 included a $4.5 million gain from a property insurance settlement.
Our interest expense totaled $2.5 million and $7.9 million for the third quarter and first three quarters of fiscal 2026, respectively, compared to $2.8 million and $8.6 million for the third quarter and first three quarters of fiscal 2025, respectively. The decrease in interest expense during the third quarter and first three quarters of fiscal 2026 was primarily due to decreased borrowings and a decrease in non-cash amortization of deferred financing costs. Changes in our borrowing levels due to variations in our operating results, capital expenditures, acquisition opportunities (or the lack thereof) and asset sale proceeds, among other items, may impact, either favorably or unfavorably, our actual reported interest expense in future periods, as may changes in short-term interest rates.
We recognized investment income of $0.4 million during the third quarter and first three quarters of fiscal 2026, compared to $0.0 million and $0.5 million during the third quarter and first three quarters of fiscal 2025, respectively. Variations in investment income were due to changes in the value of marketable securities.
We did not have any significant variations in equity losses from unconsolidated joint ventures during the third quarter and first three quarters of fiscal 2026, compared to the third quarter and first three quarters of fiscal 2025.
Net earnings and net earnings per diluted common share improved during the third quarter and first three quarters of fiscal 2026 compared to the third quarter and first three quarters of fiscal 2025, resulting primarily from an increase in operating income as described above, partially offset by increased other expense which was favorably impacted by a $4.5 million gain on insurance settlement during the third quarter of fiscal 2025.
We reported income tax expense of $9.1 million for the third quarter of fiscal 2026 compared to expense of $8.0 million for the third quarter of fiscal 2025. We reported income tax expense of $9.6 million for the first three quarters of fiscal 2026 compared to an expense of $3.3 million for the first three quarters of fiscal 2025. Our fiscal 2026 first three quarters effective income tax rate was 33.3% compared to our fiscal 2025 first three quarters effective income tax rate of 33.2%. The effective income tax rate in both fiscal 2026 first three quarters and fiscal 2025 first three quarters was negatively impacted by excess compensation subject to deduction limitations. We anticipate that our effective income tax rate for fiscal 2026 may be in the 32% to 34% range, excluding any potential changes in federal or state income tax rates, valuation allowance adjustments or other one-time tax benefits. Our actual fiscal 2026 effective income tax rate may be different from our estimated quarterly rates depending upon actual facts and circumstances.
Theatres
The following table sets forth revenues, operating income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin for our theatre division for the third quarter and first three quarters of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage, operating margin and Adjusted EBITDA margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Total revenues	$145.0	$119.9	$25.1	20.9%	$388.6	$338.9	$49.6	14.6%
Total revenues before cost reimbursements	144.0	119.1	24.9	20.9%	386.0	336.6	49.4	14.7%
Operating income	22.2	12.3	9.9	79.9%	46.0	21.8	24.3	111.6%
Operating margin(1)	15.4%	10.4%			11.9%	6.5%
Adjusted EBITDA(2)	32.3	22.1	10.2	46.3%	76.7	52.3	24.3	46.5%
Adjusted EBITDA margin(2)	22.5%	18.6%			19.9%	15.6%
(1)Operating margin is defined as operating income divided by total revenues before cost reimbursements.
(2)Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues before cost reimbursements. See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations.
Revenues and operating income for the Theatre division improved during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, primarily due to increased attendance driven by stronger performances from films.

Additionally, operating income in the third quarter of fiscal 2026 was favorably impacted by a $0.4 million decrease in depreciation expense and was unfavorably impacted by impairment charges of $0.2 million, and a $0.1 million loss on disposition of property, equipment and other assets compared to a $0.3 million gain on disposition of property, equipment and other assets in third quarter of fiscal 2025.
During the first three quarters of fiscal 2026, revenues and operating income increased compared to the same period in fiscal 2025 driven primarily by stronger performances from films resulting in increased attendance, partially offset by five fewer operating days in the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025. The five fewer operating days in the first three quarters of fiscal 2026 (which occurred between the Christmas and New Year’s holidays in the prior year period) negatively impacted revenue growth by $12.2 million and the change in operating income by approximately $5.0 million. Additionally, operating income in the first three quarters of fiscal 2026 was favorably impacted by a $1.6 million decrease in depreciation expense, and was unfavorably impacted by $0.2 million impairment charges, and a $0.2 million gain on disposition of property, equipment and other assets compared to a $1.5 million gain on disposition of property, equipment and other assets in the first three quarters of fiscal 2025, primarily due to sales of surplus land.
Our theatre division Adjusted EBITDA and Adjusted EBITDA margin increased during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 driven by improved operating leverage from increased revenues and higher labor efficiency, partially offset by increased cost of concessions products driven largely by higher transportation fuel costs, increased repairs and maintenance, utilities, property taxes, and general and administrative expenses. During the first three quarters of fiscal 2026, theatre division Adjusted EBITDA and Adjusted EBITDA margin increased compared to the first three quarters of fiscal 2025, due to increased revenues and improved labor efficiency, partially offset by a $5.0 million unfavorable impact from five fewer operating days and increases in insurance and general and administrative expenses.
The following table provides a further breakdown of the components of revenues for the theatre division for the third quarter and first three quarters of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Admission revenues	$70.1	$57.7	$12.4	21.5%	$187.5	$161.0	$26.5	16.5%
Concession revenues	61.9	51.2	10.7	20.8%	166.8	146.9	19.9	13.5%
Other revenues	11.9	10.1	1.8	17.5%	31.8	28.8	3.0	10.4%
Total revenues before cost reimbursements	144.0	119.1	24.9	20.9%	386.0	336.6	49.4	14.7%
Cost reimbursements	1.0	0.8	0.2	n/m	2.6	2.3	0.2	n/m
Total revenues	145.0	119.9	25.1	20.9%	388.6	338.9	49.6	14.6%
According to data received from Comscore (a national box office reporting service for the theatre industry) and compiled by us to evaluate our fiscal 2026 third quarter and first three quarters results, U.S. box office receipts increased 27.0% during our fiscal 2026 third quarter compared to our fiscal 2025 third quarter, indicating that our increase in admission revenues for comparable theatres (excluding theatres closed during the past year) of 21.8% during the third quarter of fiscal 2026 underperformed the industry by 5.2 percentage points. When compared to reported national box office growth, Marcus Theatres’ admission revenue growth during our 2026 third quarter compared to our fiscal 2025 third quarter was negatively impacted by 2.8 percentage points due to box office grosses from films not reported to Comscore by certain streaming content providers that we played during the third quarter of fiscal 2025. We believe our underperformance in the third quarter of fiscal 2026 was largely attributable to unfavorable film mix, that included films such as The Odyssey, Resident Evil, and The End of Oak Street, that were more appealing and played stronger in other parts of the U.S. than our Midwestern markets. Additionally, during our fiscal 2026 third quarter we made the strategic decision to not show two films due to distributor terms, which we believe negatively impacted our admissions growth by approximately 1.0 percentage point.
Data received and compiled by us from Comscore also indicates that U.S. box office receipts increased 15.4% during our fiscal 2026 first three quarters compared to the first three quarters of fiscal 2025, indicating that our increase of 16.7% in admission revenues for comparable theatres (excluding theatres closed during the past year) during the first three quarters of fiscal 2026, outperformed the industry by 1.3 percentage points. When compared to reported national box office growth, Marcus Theatres’ admission revenue growth during our fiscal 2026 first three quarters compared to the first three quarters of fiscal 2025 was negatively impacted by 1.0 percentage points due to box office grosses from films not reported to Comscore by certain streaming content providers that we played during the first three quarters of fiscal 2025. On a calendar date basis (January 1st through September 30th), U.S. box office receipts increased 19.4%, indicating that our increase in admissions revenues for our comparable theatres of 21.3%, outperformed the industry by 1.9 percentage points during the first three quarters of 2026 compared to the first three quarters of 2025, with strategic ticket price changes and a favorable film mix contributing to this year-to-date outperformance.
Additional data received and compiled by us from Comscore indicates our admission revenues (excluding films not reported to Comscore by certain distributors) at comparable theatres during the third quarter and first three quarters of fiscal 2026 represented approximately 2.8% and 3.0%, respectively, of the total admission revenues in the U.S. (commonly referred to as market share in our industry), compared to 2.9% during the third quarter and first three quarters of fiscal 2025. Our goal is to outperform the industry, but our ability to do so in any given quarter will likely be partially dependent upon film mix, pricing strategies, weather and the competitive landscape in our markets.
Total theatre attendance for our comparable theatres increased 16.8% during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, which was primarily attributable to stronger performances from films. During the third quarter of fiscal 2026, there were 32 wide-release films (films shown in over approximately 1,500 theatres in the U.S., excluding re-release films) compared to 30 wide-release films during the third quarter of fiscal 2025.
During the first three quarters of fiscal 2026, total theatre attendance for our comparable theatres increased 10.6% compared to the first three quarters of fiscal 2025, which was primarily attributable to stronger performances from films as well as an increase in the number of wide-release films, and negatively impacted by five less operating days described above. During the first three quarters of fiscal 2026, there were 93 wide-release films, compared to 86 wide-release films during the first three quarters of fiscal 2025. On a calendar date basis (January 1st through September 30th), total theatre attendance for our comparable theatres increased 15.0% during the first three quarters of 2026 compared to the first three quarters of 2025.
Our highest grossing films during the fiscal 2026 third quarter included Spider-man: Brand New Day, The Odyssey, Toy Story 5, Minions & Monsters, and Moana. Our top five films during our fiscal 2026 third quarter accounted for 68% of our total box office results, compared to 53% for the top five films during the third quarter of fiscal 2025, both expressed as a percentage of the total admission revenues for the relevant period. An increased reliance on just a few blockbuster films during a given quarter often has the effect of increasing our film rental costs during the period, as generally the better a particular film performs, the greater the film rental cost tends to be as a percentage of box office receipts. As a result of the more concentrated film slate, our overall film cost as a percentage of admission revenues during the third quarter of fiscal 2026 increased compared to the same period in the prior fiscal year.
Our average ticket price increased 4.3% and 5.6% during the third quarter and first three quarters of fiscal 2026, respectively, compared to the third quarter and first three quarters of fiscal 2025. Our average ticket price during the third quarter of fiscal 2026 was favorably impacted by strategic pricing changes, an increase in the percentage of of our ticket sales coming from premium large format (PLF) screens, and a decrease in the percentage our of attendance coming from Value Tuesday due to one less Tuesday in the third quarter of 2026 compared to the third quarter of fiscal 2025. Our average ticket price during the first three quarters of fiscal 2026 was favorably impacted by strategic pricing changes, and a decrease in the percentage of attendance coming from Value Tuesday, partially offset by other changes in ticket mix. The overall change in average ticket price favorably impacted our admission revenues of our comparable theatres by $2.9 million and $9.8 million during the third quarter and first three quarters of fiscal 2026, respectively, compared to the third quarter and first three quarters of fiscal 2025.
Our average concession revenues per person increased by 3.8% and 2.9% during the third quarter and first three quarters of fiscal 2026, respectively, compared to the third quarter and first three quarters of fiscal 2025, resulting from increases in movie-themed merchandise sales and concessions menu prices. The overall increase in average concession revenues per person favorably impacted our concession revenues of our comparable theatres by $2.2 million and $4.7 million during the third quarter and first three quarters of fiscal 2026, respectively, compared to the third quarter and first three quarters of fiscal 2025.

Other revenues during the third quarter and first three quarters of fiscal 2026 increased by $1.8 million and $3.0 million, respectively, compared to the third quarter and first three quarters of fiscal 2025, due largely to the impact of increased attendance on internet surcharge ticketing fees and preshow and in-app advertising revenue.
We ended the third quarter of fiscal 2026 with a total of 961 company-owned screens in 76 theatres and 14 managed screens at one theatre, compared to 971 company-owned screens in 77 theatres and 14 managed screens at one theatre, at the end of the third quarter of fiscal 2025. We made the decision to close underperforming theatres during fiscal 2025 and 2026, including one leased theatre during first quarter of fiscal 2025, and one owned theatre during the second quarter of fiscal 2026.
Hotels and Resorts
The following table sets forth revenues, operating income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin for our hotels and resorts division for the third quarter and first three quarters of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage, operating margin and Adjusted EBITDA margin):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Total revenues	$92.7	$90.1	$2.5	2.8%	$235.1	$225.7	$9.3	4.1%
Total revenues before cost reimbursements	82.0	80.3	1.6	2.0%	204.4	197.2	7.2	3.7%
Operating income	15.3	16.4	(1.0)	(6.2)%	14.1	14.5	(0.4)	(2.7)%
Operating margin(1)	18.7%	20.4%			6.9%	7.4%
Adjusted EBITDA(2)	22.6	23.1	(0.6)	(2.4)%	37.0	35.4	1.6	4.6%
Adjusted EBITDA margin(2)	27.6%	28.8%			18.1%	17.9%
(1)Operating margin is defined as operating income divided by total revenues before cost reimbursements.
(2)Adjusted EBITDA margin is defined as Adjusted EBITDA divided by total revenues before cost reimbursements. See Adjusted EBITDA section below for further discussion and non-GAAP reconciliations.
Hotels and resorts division revenues increased 2.8% during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. Division operating income during the third quarter of fiscal 2026 decreased $1.0 million compared to the third quarter of fiscal 2025 primarily due to increased repair costs related to storm property damage at one hotel property, increased utilities, property taxes, and labor expenses due to a higher mix of contract labor, partially offset by decreased consulting fees and increased revenues. Additionally, operating income during the third quarter of fiscal 2026 was unfavorably impacted by a $0.7 million increase in depreciation expense.
During the first three quarters of fiscal 2026, Hotels and resorts division revenues increased 4.1% compared to the first three quarters of fiscal 2025. Results were negatively impacted by five fewer operating days during the first three quarters of fiscal 2026 compared to the first three quarters of fiscal 2025. The five fewer operating days during the first three quarters of fiscal 2026 negatively impacted revenue growth by approximately $3.1 million and operating income by approximately $0.4 million. Operating income decreased $0.4 million during the first three quarters of fiscal 2026, compared to the first three quarters of fiscal 2025, due primarily to increased labor expenses, property taxes, utilities, and repair costs related to storm property damage at one hotel property. Operating income during the first three quarters of fiscal 2026 was negatively impacted by a $1.7 million increase in depreciation expense, and a $0.2 million increased loss on disposition of property, equipment and other assets.
Our Hotels and resorts division Adjusted EBITDA and Adjusted EBITDA margin decreased during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 due primarily to increased repair costs following storm damage at one hotel property, increased labor costs as a result of a higher mix of contract labor, and increased property taxes.
During the first three quarters of fiscal 2026, Adjusted EBITDA and Adjusted EBITDA margin increased primarily due to increased revenues compared to the first three quarters of fiscal 2025. Adjusted EBITDA during the first three quarters of fiscal 2026 was negatively impacted by approximately $0.4 million due to five fewer operating days, a change in revenue mix resulting from a decrease in certain group business at one of our condo hotel properties, and increases in personnel, labor, and other costs.
The following table provides a further breakdown of the components of revenues for the hotels and resorts division for the third quarter and first three quarters of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Room revenues	$40.7	$39.9	$0.8	2.0%	$94.9	$88.8	$6.1	6.8%
Food/beverage revenues	23.8	24.1	(0.3)	(1.4)%	63.8	63.3	0.5	0.8%
Other revenues	17.5	16.3	1.1	7.0%	45.8	45.2	0.6	1.4%
Total revenues before cost reimbursements	82.0	80.3	1.6	2.0%	204.4	197.2	7.2	3.7%
Cost reimbursements	10.7	9.8	0.9	9.3%	30.6	28.5	2.1	7.3%
Total revenues	$92.7	$90.1	$2.5	2.8%	$235.1	$225.7	$9.3	4.1%
Division total revenues before cost reimbursements increased 2.0% during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025 due to increased occupancy at five of our seven comparable owned hotels (excluding The Marc which opened in the first quarter of 2026), and strong golf revenues at Grand Geneva Resort & Spa, partially offset by lower food and beverage revenues resulting from a decreased mix of group banquet and catering business.
Division total revenues before cost reimbursements increased 3.7% during the first three quarters of fiscal 2026, compared to the first three quarters of fiscal 2025, due to increased occupancy at five of our seven comparable owned hotels, increased golf revenues at Grand Geneva Resort & Spa, partially offset by the negative impact of five fewer operating days due to the change in fiscal year described above. Division total revenues before cost reimbursements during the first three quarters of fiscal 2026 were favorably impacted by the Hilton Milwaukee being fully operational compared to the prior year period when the hotel had rooms out of service while undergoing significant renovations. The increase in other revenues was negatively impacted by a group buyout of one condo hotel property during a portion of the first three quarters of 2025 that did not reoccur in the current year.
The following table sets forth certain operating statistics for the third quarter and first three quarters of fiscal 2026 and fiscal 2025, including our average occupancy percentage (number of occupied rooms as a percentage of available rooms), our average daily room rate, or ADR, and our total revenue per available room, or RevPAR, for comparable company-owned properties:

	Third Quarter				First Three Quarters
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Occupancy pct.	77.5%	78.4%	(0.9) pts	(1.1)%	70.0%	65.1%	4.9 pts	7.5%
ADR	$232.43	$224.91	$7.52	3.3%	$202.06	$198.69	$3.37	1.7%
RevPAR	$180.04	$176.32	$3.72	2.1%	$141.51	$129.42	$12.09	9.3%
Note: These operating statistics represent averages of our eight distinct company-owned hotels and resorts, branded and unbranded, in different geographic markets with a wide range of individual hotel performance. The statistics are not necessarily representative of any particular hotel or resort.
RevPAR increased at six of our seven comparable company-owned properties during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, driven by increased average daily rates. Group business as a percentage of our mix of business represented approximately 39.3% of our total rooms revenue in the third quarter of fiscal 2026, compared to approximately 42.5% during the third quarter of fiscal 2025. Non-group transient pricing increased in most of our major markets during the third quarter of fiscal 2026, driven by strong leisure demand which offset some of decline in group business.
According to data received from Smith Travel Research and compiled by us in order to evaluate our fiscal 2026 third quarter and first three quarters results, comparable “upper upscale” hotels—hotels identified as our industry— throughout the United States experienced increases in RevPAR of 7.8% during the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, leading us to believe that our increase in RevPAR of 2.1%, underperformed the industry during the third quarter of fiscal 2026 by approximately 5.7 percentage points. We believe our underperformance during the third quarter of fiscal 2026 was driven by transient demand from major events, particularly the World Cup, that occurred in markets in which we do not have a presence, coupled with softer demand from our group customer segment, particularly in our Milwaukee market. During the first three quarters of fiscal 2026, comparable “upper upscale” hotels experienced RevPAR growth of 5.8% compared to the first three quarters of fiscal 2025, leading us to believe our increase in RevPAR of 9.3% outperformed the industry during the first three quarters of fiscal 2026 by approximately 3.5 percentage points. We believe our outperformance during the first three quarters of fiscal 2026 was driven by the favorable impact of the Hilton Milwaukee hotel being fully operational, compared to the first three quarters of 2025 when the hotel was undergoing significant renovations, partially offset by softer demand from our group customer segment during the third quarter of fiscal 2026.
Data received from Smith Travel Research for our various “competitive sets”—hotels identified in our specific markets that we deem to be competitors to our hotels—indicates that these hotels experienced an increase in RevPAR of 6.2% during our fiscal 2026 third quarter, again compared to our fiscal 2025 third quarter, leading us to believe that our increase in RevPAR of 7.4% (excluding The Marc which opened in the first quarter of 2026), outperformed the competitive sets during the third quarter of fiscal 2026 by approximately 1.2 percentage points. We believe the outperformance to our competitive sets during the third quarter of fiscal 2026 resulted from strong transient demand, partially offset by softer demand in our group customer segment. During the first three quarters of fiscal 2026, hotels in our competitive sets experienced an increase in RevPAR of 6.2%, indicating that our increase in RevPAR of 14.3% (excluding The Marc) outperformed our competitive set hotels by approximately 8.1 percentage points. We believe the outperformance to our competitive sets during the first three quarters of fiscal 2026 was partially attributable to the renovation of Hilton Milwaukee in the prior year period which we believe unfavorably impacted our RevPAR in the first half of fiscal 2025 while favorably impacting competitive hotels. After adjusting for the estimated impact of the Hilton Milwaukee renovation on the prior year, we believe our hotels outperformed their competitive sets during the first three quarters of fiscal 2026 by approximately 4.4 percentage points.
We generally expect our revenue trends to track or exceed the overall industry trends for our segment of the industry, particularly in our respective markets. Hotel revenues have historically tracked very closely with traditional macroeconomic statistics, such as the Gross Domestic Product. The U.S. economic outlook remains in a period of heightened uncertainty. In the near term, we expect business travel demand and our group business to remain stable. Leisure travel demand has softened in the economy segment of the market and shown some recent improvement in the midscale segment of the market, while generally remaining stable in the upper upscale segment of the market that includes most of our properties. Leisure travel in our markets has a seasonal component, peaking in the summer months and slowing down as children return to school and the weather turns colder in our primarily Midwestern markets.
As of the date of this report, our group room revenue bookings for fiscal 2026 - commonly referred to in the hotels and resorts industry as “group pace” - is running approximately 5% ahead of where we were at the same time last year. Group room revenue bookings for fiscal 2027 is running approximately 10% ahead of where we were at the same time in fiscal 2025 for fiscal 2026. Banquet and catering revenue pace for fiscal 2026 is running consistent with where we were at the same time last year. Banquet and catering revenue pace for fiscal 2027 is running approximately 14% ahead of where we were at the same time in fiscal 2025 for fiscal 2026.
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
The following table sets forth Adjusted EBITDA by reportable operating segment for the third quarter and first three quarters of fiscal 2026 and fiscal 2025 (in millions, except for variance percentage):

	Third Quarter				First Three Quarters
			Variance				Variance
	F2026	F2025	Amt.	Pct.	F2026	F2025	Amt.	Pct.
Theatres	$32.3	$22.1	$10.2	46.3%	$76.7	$52.3	$24.3	46.5%
Hotels and resorts	22.6	23.1	(0.6)	(2.4)%	37.0	35.4	1.6	4.6%
Corporate items	(5.8)	(4.8)	(1.0)	(20.9)%	(15.8)	(15.3)	(0.5)	(3.5)%
Total Adjusted EBITDA	$49.1	$40.4	$8.7	21.5%	$97.9	$72.5	$25.4	35.1%
The following table sets forth our reconciliation of Adjusted EBITDA (in millions):

	Third Quarter		First Three Quarters
	F2026	F2025	F2026	F2025
Net earnings (loss)	$18.8	$16.2	$19.2	$6.7
Add (deduct):
Investment (income)	(0.4)	—	(0.4)	(0.5)
Interest expense	2.5	2.8	7.9	8.6
Other (income) expense (1)	0.3	(4.2)	1.2	(3.3)
Loss (gain) on disposition of property, equipment and other assets	0.1	(0.1)	0.3	(1.3)
Equity (earnings) losses from unconsolidated joint ventures	(0.1)	(0.1)	0.6	0.4
Income tax expense (benefit)	9.1	8.0	9.6	3.3
Depreciation and amortization	17.1	16.8	52.3	52.3
Share-based compensation expenses (2)	1.6	1.2	7.0	6.2
Impairment charges (3)	0.2	—	0.2	—
Theatre exit costs (4)	—	—	—	0.1
Insured losses (recoveries) (5)	(0.1)	(0.3)	(0.1)	(0.2)
Other non-recurring (6)	—	—	0.1	—
Total Adjusted EBITDA	$49.1	$40.4	$97.9	$72.5

The following tables set forth our reconciliation of Adjusted EBITDA by reportable operating segment (in millions):

	Third Quarter, F2026				First Three Quarters, F2026
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$22.2	$15.3	$(7.2)	$30.3	$46.0	$14.1	$(22.0)	$38.1
Depreciation and amortization	9.7	7.0	0.4	17.1	29.7	21.5	1.2	52.3
Loss (gain) on disposition of property, equipment and other assets	0.1	—	—	0.1	(0.2)	0.5	—	0.3
Share-based compensation (2)	0.2	0.3	1.0	1.6	0.9	1.0	5.1	7.0
Impairment charges (3)	0.2	—	—	0.2	0.2	—	—	0.2
Insured losses (recoveries) (5)	—	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)
Other non-recurring (6)	—	—	—	—	—	0.1	—	0.1
Total Adjusted EBITDA	$32.3	$22.6	$(5.8)	$49.1	$76.7	$37.0	$(15.8)	$97.9

	Third Quarter, F2025				First Three Quarters, F2025
	Theatres	Hotels & Resorts	Corp. Items	Total	Theatres	Hotels & Resorts	Corp. Items	Total
Operating income (loss)	$12.3	$16.4	$(6.0)	$22.7	$21.8	$14.5	$(20.9)	$15.3
Depreciation and amortization	10.2	6.3	0.4	16.8	31.3	19.8	1.2	52.3
Loss (gain) on disposition of property, equipment and other assets	(0.3)	0.2	—	(0.1)	(1.5)	0.2	—	(1.3)
Share-based compensation (2)	0.2	0.3	0.8	1.2	0.9	0.9	4.5	6.2
Theatre exit costs (4)	—	—	—	—	0.1	—	—	0.1
Insured losses (recoveries) (5)	(0.3)	—	—	(0.3)	(0.2)	—	—	(0.2)
Total Adjusted EBITDA	$22.1	$23.1	$(4.8)	$40.4	$52.3	$35.4	$(15.3)	$72.5
(1)Includes a gain from an insurance settlement of $4.5M related to insured property damage at one theatre location in the third quarter of fiscal 2025.
(2)Non-cash expense related to share-based compensation programs.
(3)Non-cash impairment charges in the third quarter of fiscal 2026 related to one operating theatre.
(4)Reflects non-recurring costs related to the closure and exit of one theatre location in the first quarter of fiscal 2025.
(5)Repair costs and insurance recoveries related to insured property damage at one hotel property during the third quarter of fiscal 2026, and one theatre location during fiscal 2025.
(6)Other non-recurring includes professional fees related to the sale of historic tax credits resulting from the renovation at Hilton Milwaukee.

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
Maintaining and protecting a strong balance sheet has always been a core value of The Marcus Corporation during our over 90-year history and our financial position remains strong. As of September 30, 2026, we had a cash balance of approximately $60.2 million, $219.3 million of availability under our $225 million revolving credit facility, our debt-to-capitalization ratio was 0.24, and our net leverage ratio was 0.79x net debt to Adjusted EBITDA. With our strong liquidity position combined with cash generated from operations, we believe we have sufficient liquidity to meet our obligations as they come due and to comply with our debt covenants for at least 12 months from the issuance date of the consolidated financial statements, as well as fund our longer-term capital requirements.
The following table sets forth our reconciliations of Net Debt and Net Leverage (Net Debt to Adjusted EBITDA) (in millions, except leverage ratio):

	September 30, 2026	December 31, 2025
Long-term debt (GAAP measure) (1)	$149.2	$159.0
Finance lease obligations (GAAP measure) (2)	9.8	11.3
Less: Cash and cash equivalents	(60.2)	(23.4)
Net Debt	$98.7	$146.8

Net Debt	$98.7	$146.8
LTM Adjusted EBITDA (3)	124.7	99.3
Net Leverage (Net Debt to Adjusted EBITDA)	0.79x	1.48x

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
Financial Condition
Net cash provided by operating activities totaled $77.2 million during the first three quarters of fiscal 2026, compared to net cash provided by operating activities of $35.4 million during the first three quarters of fiscal 2025. The $41.8 million increase in net cash provided by operating activities was primarily due to a $12.5 million increase in net earnings, a $7.6 million increase in accrued compensation, a $5.9 million increase in accrued liabilities, a $4.3 million decrease in prepaid and other assets, $3.0 million in proceeds from the sale of historic tax credits, and a $1.4 million favorable impact from the timing of payments of accounts payable.
Net cash used in investing activities during the first three quarters of fiscal 2026 totaled $23.3 million, compared to net cash used in investing activities of $46.6 million during the first three quarters of fiscal 2025. The decrease in net cash used in investing activities of $23.3 million was the result of a decrease of $34.2 million in capital expenditures, receipt of $3.5 million in key money related to the renovation of one hotel property, partially offset by a $8.2 million decrease in proceeds from the sale of trading securities and a $4.5 million decrease in proceeds from insurance recovery in the prior year that did not recur. Total cash capital expenditures (including normal continuing capital maintenance and renovation projects) totaled $26.7 million during the first three quarters of fiscal 2026 compared to $60.8 million during the first three quarters of fiscal 2025.
Fiscal 2026 first three quarters cash capital expenditures included approximately $15.9 million incurred in our theatre division, including construction related to insured property damage at one theatre location, addition of D-BOX seating at two theatre locations, and normal maintenance capital projects. We incurred capital expenditures in our hotels and resorts division during the first three quarters of fiscal 2026 of approximately $10.4 million, including several smaller capital improvement projects and normal maintenance capital projects. We incurred corporate capital expenditures during the first three quarters of fiscal 2026 of approximately $0.4 million related to technology implementation.
Net cash used in financing activities during the first three quarters of fiscal 2026 totaled $15.4 million compared to net cash used in financing activities of $22.9 million during the first three quarters of fiscal 2025. During the first three quarters of fiscal 2026, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As short-term revolving credit facility borrowings became due, we replaced them as necessary with new short-term revolving credit facility borrowings. As a result, we added

$82.0 million of new short-term revolving credit facility borrowings, and we made $92.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2026 (net $10.0 million decrease in borrowings on our credit facility). We ended the third quarter of fiscal 2026 with no outstanding borrowings under our revolving credit facility. During the first three quarters of fiscal 2025, we increased our borrowings under our revolving credit facility as needed to fund our cash needs and used excess cash to reduce our borrowings under our revolving credit facility. As a result, we added $156.0 million of new short-term revolving credit facility borrowings, and we made $143.0 million of repayments on short-term revolving credit facility borrowings during the first three quarters of fiscal 2025 (net $13.0 million increase in borrowings on our credit facility).
We made no principal payments on long-term debt during the first three quarters of fiscal 2026 compared to approximately $10.4 million during the first three quarters of fiscal 2025.
Our debt-to-capitalization ratio (excluding our finance and operating lease obligations) was 0.24 at September 30, 2026, compared to 0.26 at December 31, 2025.
During the first three quarters of fiscal 2026, we repurchased 0.1 million shares of our common stock for $1.3 million in the open market, compared to 0.4 million shares of our common stock for $7.1 million in the open market during the first three quarters of fiscal 2025. As of September 30, 2026, approximately 4.4 million shares remained available for repurchase under prior Board of Directors repurchase authorizations. Under these authorizations, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately-negotiated transactions or otherwise, depending upon a number of factors, including prevailing market conditions.
During the first three quarters of fiscal 2026, we received $7.5 million from exercises of stock options, compared with no proceeds from exercises of stock options during the first three quarters of fiscal 2025.
Dividends paid during the first three quarters of fiscal 2026 were $7.6 million. Dividends paid during the first three quarters of fiscal 2025 were $6.8 million. We have the ability to declare quarterly dividend payments and/or repurchase shares of our common stock in the open market as we deem appropriate.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 - July 31	60	$23.20	60	4,383,035
August 1 - August 31	4,399	29.10	4,399	4,378,636
September 1 - September 30	—	—	—	4,378,636
Total	4,459	$29.02	4,459	4,378,636
(1)Through September 30, 2026, our Board of Directors had authorized the repurchase of up to approximately 15.7 million shares of our outstanding Common Stock. Under these authorizations, we may repurchase shares of our Common Stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. As of September 30, 2026, we had repurchased approximately 11.3 million shares of our Common Stock under these authorizations. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. These authorizations do not have an expiration date.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

THE MARCUS CORPORATION

DATE: October 29, 2026	By:	/s/ Gregory S. Marcus
Gregory S. Marcus
President and Chief Executive Officer

DATE: October 29, 2026	By:	/s/ Chad M. Paris
Chad M. Paris
Chief Financial Officer and Treasurer
S-1